Form 10-Q
period 1995-06-30
ENCORE GROUP INC
filed 1995-08-14
CIK 276259

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



     For the Six Months Ended                Commission File Number
          June 30, 1995                                0-4563



                             THE ENCORE GROUP, INC.

                                 P.O. Box 69536
                             Portland, Oregon  97201

                 IRS Employer Identification Number: 93-0580867
                       Incorporated in the State of Oregon
                       Telephone Number:  (503)  221-4255



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES    X      NO
                                  ------       ---



Number of shares of common stock outstanding as of August 11, 1995:  6,112,848

                                 PART I, ITEM I
                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                    As of June 30, 1995 and December 31, 1994
                        (In thousands, except share data)


                                                               June 30,        December 31,
                                                                1995              1994
                                                             (Unaudited)
                                                             -----------        -------
                                              ASSETS
                                              ------
CURRENT ASSETS
  Cash                                                         $      11        $    31
  Accounts receivable                                                328            355
  Inventory (Note 2)                                                 271            305
  Prepaid expenses                                                    19             52
                                                               ---------        -------
    Total current assets                                             629            743
                                                               ---------        -------
NON-CURRENT ASSETS
  Real estate,                                                        60             60
  Fixed assets, net (Note 3)                                          14             19
  Goodwill, net (Note 4)                                             520            532
                                                               ---------        -------
                                                                     594            611
                                                               ---------        -------
  Total assets                                                 $   1,223        $ 1,354
                                                               ---------        -------
                                                               ---------        -------

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                            $      276        $   274
  Accrued liabilities (Note 7)                                       307            279
  Lines of credit (Note 6)                                         1,253          1,268
                                                               ---------        -------
    Total current liabilities                                      1,836          1,821
                                                               ---------        -------

COMMITMENTS AND CONTINGENCIES                                          -              -

STOCKHOLDERS' EQUITY
  Common stock without par value, stated value $1 per share,
   10,000,000 shares authorized; 6,156,110 shares issued,
   6,112,848 outstanding                                            6,113         6,113
  Additional paid-in capital                                       20,975        20,975
  Retained deficit                                                (27,598)      (27,452)
  Pension Liability Adjustment                                       (103)         (103)
                                                                ---------       -------
    Total stockholders' deficit                                      (613)         (467)
                                                                ---------       -------
  Total liabilities and stockholders' deficit                     $ 1,223       $ 1,354
                                                                ---------       -------
                                                                ---------       -------

                                        2



                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the periods ended June 30, 1995 & 1994
                 (In thousands, except share and per share data)




                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         ------------------              ----------------
                                                               June 30,                     June 30,
                                                               --------                     -------
                                                        1995            1994           1995           1994
                                                     (unaudited)     (unaudited)    (unaudited)    (unaudited)
                                                     -----------     -----------    -----------    -----------
SALES                                                 $     449       $     629      $     829      $   1,290

LESS COST OF SALES                                          284             401            504            803
                                                      ---------       ---------      ---------      ---------

GROSS PROFIT                                                165             228            325            487

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                                   191             214            392            454
                                                      ---------       ---------      ---------      ---------

          Operating income (loss)                           (26)             14            (67)            33
                                                      ---------       ---------      ---------      ---------

NON-OPERATING REVENUES & EXPENSES
     Other income                                             -               -              -              1
     Other expense                                           (4)             (5)            (9)            (9)
     Interest expense                                       (33)            (29)           (70)           (55)
                                                      ---------       ---------      ---------      ---------

          Total non-operating revenues & expenses           (37)            (34)           (79)           (63)
                                                      ---------       ---------      ---------      ---------

NET INCOME (LOSS)                                     $    ( 63)      $     (20)     $    (146)     $     (30)
                                                      ---------       ---------      ---------      ---------
                                                      ---------       ---------      ---------      ---------

PER SHARE
     Net income (loss) per share                      $    (.01)      $       -      $    (.02)     $       -
                                                      ---------       ---------      ---------      ---------
                                                      ---------       ---------      ---------      ---------

     Average common shares outstanding                6,112,848       6,112,848      6,112,848      6,112,848
                                                      ---------       ---------      ---------      ---------
                                                      ---------       ---------      ---------      ---------


                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                             THE ENCORE GROUP, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the six months ended June 30, 1995 & 1994
                                 (In thousands)



                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------

                                                                    1995                   1994
                                                                    ----                   ----
                                                                 (unaudited)           (unaudited)
                                                                 -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $    (146)            $    (30)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
    Depreciation                                                          7                   14
    Amortization of goodwill                                             12                   13
    Loss on disposal of assets                                            -                    -
    Accounts receivable                                                  27                  163
    Inventory                                                            34                  (54)
    Prepaid expenses and other                                           33                   17
    Accounts payable                                                      2                 (122)
    Accrued liabilities                                                  28                   36
                                                                  ---------             --------
          Net cash provided by operating activities                      (3)                  37
                                                                  ---------             --------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
  Collections on notes and mortgage receivable                            -                    -
  Proceeds from sale of fixed assets                                      -                    1
  Purchase of fixed assets                                               (2)                   -
                                                                  ---------             --------
       Net cash provided by (used in) investing activities               (2)                   1
                                                                  ---------             --------


CASH FLOWS RELATED TO FINANCING ACTIVITIES
  Net borrowings (payments) related to line of credit                     -                    -
  Principal payments on notes payable                                   (15)                 (15)
                                                                  ---------             --------
       Net cash used in financing activities                            (15)                 (15)
                                                                  ---------             --------

NET INCREASE (DECREASE) IN CASH                                         (20)                  23

CASH, beginning of period                                                31                   30
                                                                  ---------             --------

CASH, end of quarter                                                $    11              $    53
                                                                  ---------             --------
                                                                  ---------             --------

INTEREST PAID                                                       $    70              $    29
                                                                  ---------             --------
                                                                  ---------             --------

                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES
                   Notes to consolidated financial statements

NOTE 1. GENERAL - The accompanying consolidated balance sheets at June 30, 1995 and December 31, 1994, and the statements of operations and the statements of cash flows for the periods ended June 30, 1995 and 1994, have been prepared in conformity with generally accepted accounting principles. The management of The Encore Group, Inc. (the "Company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. It is the Company's opinion that, when the interim statements are read in conjunction with the audited financial statements set forth in the annual Form 10-K for the year ended December 31, 1994, the disclosures are adequate to make the information presented not misleading.

NOTE 2. INVENTORY - Inventory is stated at the lower of cost (First-In, First-Out Method) or market. Inventory at June 30, 1995 consists of components and products purchased for manufacture and resale through the Company's subsidiary.


NOTE 3. FIXED ASSETS - Fixed assets are stated at cost, net accumulated depreciation of $158 and $151 in 1995 and 1994, respectively. Depreciation is computed using the straight-line method over estimated useful lives of the assets (three to eight years).

NOTE 4. GOODWILL - Goodwill is being amortized over its estimated useful life of 20 years. Accumulated amortization at June 30, 1995 was $130.

NOTE 5.  PENSION -   Beginning in 1990, SFAS 87 required recognition in the
balance sheet of a minimum pension liability for underfunded plans. The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or a reduction of equity.

NOTE 6. LINES OF CREDIT - The Company has no further availability to borrow on their existing line of credit since the Company is not in compliance with the credit agreement that required payment on January 31, 1992. Interest rate is calculated at prime plus 2% (11.00% at June 30, 1995). The line is secured by accounts receivable and inventory of VDO-Pak and the principal shareholders' common stock holdings in the Company.

NOTE 7. ACCRUED LIABILITIES - Included in accrued liabilities is a $12,000 note payable to the prior owners of Vidcom. The Company has accrued interest on this note at on an annual basis.

                                 PART I, ITEM 2
                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

PERIOD ENDED JUNE 30, 1995 COMPARED TO PERIOD ENDED JUNE 30, 1994

Operating results for the quarter ended June 30, 1995 include the operations of the Company and its wholly-owned subsidiary, VDO-Pak, Inc. ("VDO"). During the quarter VDO had sales of $449 and a net income of $15 versus last year's quarter with sales of $629 and net loss of $36.

Interest expense for the quarter ended June 30, 1995, was $33, compared to $29 for the prior year's quarter, consisting mostly of interest on the line of credit. Other interest expense is interest paid and accrued on notes payable.

The net loss for the quarter ended June 30, 1995, was $63 compared to $20 loss for the same quarter last year. The increased loss is a result of lower sales volume at VDO due to market conditions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995 the Company had a cash balance of $11, an decrease of $20 from the end of fiscal year 1994. The primary uses of cash during the period were funding the operations and working capital requirements of the Company and its subsidiary, and payments made on notes payable obtained in the acquisition of VDO.

Accounts receivable decreased during the quarter to provide working capital needed to fund the operations. Working capital was in a deficit position of $1,207 compared to deficit $1,154 at the end of 1994.

The Company intends to continue operating VDO and is currently relying on this facility to provide cash flow for its day to day operations since they have no further availability to borrow on the line of credit. Currently, the Company is not in compliance with its existing credit agreement, which required repayment on January 31, 1992. VDO has generally provided enough cash flow to allow the Company to continue to operate.

Management expects to maintain the sales and profit margins of VDO, thus providing cash flow for the Company.

The renewal of the line of credit, and the continued success and operations of VDO, are essential to the continuation of the Company as a going concern.

                           PART II, OTHER INFORMATION
                             THE ENCORE GROUP, INC.

ITEM 1.  LEGAL PROCEEDINGS

          The Company was not involved in any litigation.




ITEM 5.  OTHER INFORMATION

         (a)    Subsequent Events




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   There were no exhibits during this time frame.

         (b)   Reports on Form 8-K

               There were no reports filed on Form 8-K during the Registrant's first quarter ended June 30, 1995.

                                   SIGNATURES
                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE ENCORE GROUP, INC.



          Date:     August 11, 1995               /s/ Kenneth L. Wright
                                                  ------------------------
                                                  Kenneth L. Wright
                                                  Executive Vice President and
                                                  Principal Financial Officer