Form 10-Q
period 1995-09-30
ENCORE GROUP INC
filed 1995-11-14
CIK 276259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



          For the Nine Months Ended               Commission File Number
               September 30, 1995                           0-4563



                             THE ENCORE GROUP, INC.
                                 P.O. Box 69536
                             Portland, Oregon  97201

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

                              YES    X      NO
                                    ---        ---


Number of shares of common stock outstanding as of November 13, 1995:  6,112,848

                                  PART I, ITEM I

                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                 As of September 30, 1995 and December 31, 1994
                        (In thousands, except share data)

                                              September 30,  December 31,
                                                1995           1994
                                              (UNAUDITED)
                                              -------------  -------------
                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                       $      3       $     31
   Accounts receivable                             351            355
   Inventory (Note 2)                              237            305
   Prepaid expenses                                 19             52
                                              --------       ---------
       Total current assets                        610            743
                                              --------       ---------

NON-CURRENT ASSETS
   Real estate,                                     60             60
   Fixed assets, net (Note 3)                       11             19
   Goodwill, net (Note 4)                          514            532
                                              --------       ---------
                                                   585            611
                                              --------       ---------
   Total assets                               $  1,195       $  1,354
                                              --------       ---------
                                              --------       ---------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                           $    340       $    274
   Accrued liabilities (Note 7)                    268            279
   Lines of credit (Note 6)                      1,250          1,268
                                              --------       ---------

      Total current liabilities                  1,858          1,821
                                              --------       ---------

COMMITMENTS AND CONTINGENCIES                        -              -

STOCKHOLDERS' EQUITY
   Common stock without par value, stated
    value $1 per share, 10,000,000 shares
    authorized; 6,156,110 shares issued,
    6,112,848 outstanding                        6,113          6,113
   Additional paid-in capital                   20,975         20,975
   Retained deficit                            (27,648)       (27,452)
   Pension Liability Adjustment                   (103)          (103)
                                              --------       ---------

      Total stockholders' deficit                 (663)          (467)
                                              --------       ---------

   Total liabilities and stockholders'
   deficit                                    $  1,195       $  1,354
                                              --------       ---------
                                              --------       ---------



                                        2

                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the periods ended September 30, 1995 & 1994
                 (In thousands, except share and per share data)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                              ------------------         -----------------
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                              ------------------         -----------------

                                                1995       1994         1995              1994
                                          (UNAUDITED)   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)
                                          -----------   -----------    -----------   -----------
SALES                                    $     506      $     781      $   1,335      $   2,071


LESS COST OF SALES                             323            508            827          1,311
                                         ---------      ---------      ---------      ---------
GROSS PROFIT                                   183            273            508            760

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES                        186            223            578            677
                                         ---------      ---------      ---------      ---------
     Operating income (loss)                    (3)            50            (70)            83
                                         ---------      ---------      ---------      ---------
NON-OPERATING REVENUES & EXPENSES
  Other income                                   -              -              -              1
  Other expense                                 (6)            (5)           (15)           (14)
  Interest expense                             (41)           (34)          (111)           (89)
                                         ---------      ---------      ---------      ---------

      Total non-operating revenues
      & expenses                               (47)           (39)          (126)          (102)
                                         ---------      ---------      ---------      ---------


NET INCOME (LOSS)                        $     (50)     $      11      $    (196)     $     (19)
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------

PER SHARE
  Net income (loss) per share            $    (.01)     $       -      $    (.03)     $       -
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------
  Average common shares outstanding      6,112,848      6,112,848      6,112,848      6,112,848
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

                                        3


                  The accompanyng notes are an integral part of
                    these consolidated financial statements.

                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended September 30, 1995 & 1994
                                 (In thousands)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------

                                                      1995             1994
                                                   (UNAUDITED)      (UNAUDITED)
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $  (196)       $   (19)
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
       Depreciation                                       10             19
       Amortization of goodwill                           18             19
       Loss on disposal of assets                          -              -
       Accounts receivable                                 4              -
       Inventory                                          68             (2)
       Prepaid expenses and other                         33              1
       Accounts payable                                   66            (28)
       Accrued liabilities                               (11)            33
                                                     -------        -------
         Net cash provided by operating activities        (8)            23
                                                     -------        -------



CASH FLOWS RELATED TO INVESTING ACTIVITIES
   Collections on notes and mortgage receivable            -              -
   Proceeds from sale of fixed assets                      -              2
   Purchase of fixed assets                               (2)             -
                                                     -------        -------
       Net cash provided by (used in)
       investing activities                               (2)             2
                                                     -------        -------



CASH FLOWS RELATED TO FINANCING ACTIVITIES
   Net borrowings (payments) related
   to line of credit                                       -              -
   Principal payments on notes payable                   (18)           (23)
                                                     -------        -------
       Net cash used in financing activities             (18)           (23)
                                                     -------        -------

NET INCREASE (DECREASE) IN CASH                          (28)             2

CASH, beginning of period                                 31             30
                                                     -------        -------

CASH, end of quarter                                 $     3        $    32
                                                     -------        -------
                                                     -------        -------
INTEREST PAID                                        $   111        $    89
                                                     -------        -------
                                                     -------        -------

                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES
                   Notes to consolidated financial statements

NOTE 1. GENERAL - The accompanying consolidated balance sheets at September 30, 1995 and December 31, 1994, and the statements of operations and the statements of cash flows for the periods ended September 30, 1995 and 1994, have been prepared in conformity with generally accepted accounting principles. The management of The Encore Group, Inc. (the "Company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. It is the Company's opinion that, when the interim statements are read in conjunction with the audited financial statements set forth in the annual Form 10-K for the year ended December 31, 1994, the disclosures are adequate to make the information presented not misleading.

NOTE 2. INVENTORY - Inventory is stated at the lower of cost (First-In, First-Out Method) or market. Inventory at September 30, 1995 consists of components and products purchased for manufacture and resale through the Company's subsidiary.

NOTE 3. FIXED ASSETS - Fixed assets are stated at cost, net accumulated depreciation of $172 and $156 in 1995 and 1994, respectively. Depreciation is computed using the straight-line method over estimated useful lives of the assets (three to eight years).

NOTE 4. GOODWILL - Goodwill is being amortized over its estimated useful life of 20 years. Accumulated amortization at September 30, 1995 was $136.

NOTE 5.  PENSION -   Beginning in 1990, SFAS 87 required recognition in the
balance sheet of a minimum pension liability for underfunded plans. The minimum liability that must be recognized is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset or a reduction of equity.

NOTE 6. LINES OF CREDIT - The Company has no further availability to borrow on their existing line of credit since the Company is not in compliance with the credit agreement that required payment on January 31, 1992. Interest rate is calculated at prime plus 2% (10.75% at September 30, 1995). The line is secured by accounts receivable and inventory of VDO-Pak and the principal shareholders' common stock holdings in the Company.

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

                                 PART I, ITEM 2
                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

PERIOD ENDED SEPTEMBER 30, 1995 COMPARED TO PERIOD ENDED SEPTEMBER 30, 1994

Operating results for the quarter ended September 30, 1995 include the operations of the Company and its wholly-owned subsidiary, VDO-Pak, Inc. ("VDO"). During the quarter VDO had sales of $506 and a net income of $21 versus last year's quarter with sales of $781 and net income of $73.

Interest expense for the quarter ended September 30, 1995, was $41, compared to $34 for the prior year's quarter, consisting mostly of interest on the line of credit. Other interest expense is interest paid and accrued on notes payable.

The net income for the quarter ended September 30, 1995, was $50 loss compared to $11 income for the same quarter last year. The increased loss is a result of lower sales volume at VDO.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995 the Company had a cash balance of $3, an decrease of $28 from the end of fiscal year 1994. The primary uses of cash during the period were funding the operations and working capital requirements of the Company and its subsidiary, and payments made on notes payable obtained in the acquisition of VDO.

Working capital was in a deficit position of $1,248 compared to deficit $1,078 at the end of 1994.

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




ITEM 5.  OTHER INFORMATION

          (a)    Subsequent Events




ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

          (a)    There were no exhibits during this time frame.

          (b)    Reports on From 8-K

                 There were no reports filed on Form 8-K during the Registrant's first quarter ended September 30, 1995.

                                   SIGNATURES
                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE ENCORE GROUP, INC.



Date:  November 13, 1995                           /s/ Kenneth L. Wright
                                                   ------------------------
                                                   Kenneth L. Wright
                                                   Executive Vice President and
                                                   Principal Financial Officer