Form 10-K/A
period 1994-12-31
ENCORE GROUP INC
filed 1996-01-19
CIK 276259

                             THE ENCORE GROUP, INC.
                             AMENDMENTS TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                          COMMISSION FILE NUMBER 0-4563
              RESPONSES TO COMMENTS FROM THE SEC, DECEMBER 19, 1995


ITEM 1 - BUSINESS (REPLACES ORIGINAL SECTION)

During 1990, the Company operated two subsidiaries, VDO-Pak and Vidcom, both of whom were engaged in the production of batteries and related power accessories primarily for the cellular telephone market. In June of 1991, management determined that after losing $384 in 1990 and $460 through the first five months of 1991 related to the operations of Vidcom, it was in the best interest of the Company to discontinue the manufacturing operations of Vidcom. Management considered the idea of a marketing office in Michigan, which is where Vidcom was located, but this idea was dropped when it was determined there was not an adequate customer base to support it. For 1990 and 1991, VDO-Pak had net income of $86 and $193, respectively. Since 1991, the operations of the Company have consisted solely of VDO-Pak.

Since 1991, VDO-Pak has continued to produce batteries and related power accessories primarily for the cellular telephone market and has changed their products to accommodate the changes that continue to occur in the types of cellular phones and related accessories. During 1994, over 50% of VDO-Pak's sales were batteries and chargers for the larger cellular bag phones and over 25% of their sales were power cords and supplies for the cellular bag phones. VDO-Pak operates in a very competitive environment for these products and markets their products primarily through outside sales people, who are paid on a commission basis, and some advertising. VDO-Pak's sales are concentrated primarily in the Eastern and Mid-Eastern United States with some occasional sales to companies located in the Western United States.

Also during 1994, over 67% of VDO-Pak's sales were to eight customers. Although VDO-Pak does repeat business with many of its customers, the volume to any one customer can fluctuate significantly from one year to the next. Thus, the Company is constantly searching for new customers to replace business that does not recur. A significant constraint that VDO-Pak has continued to face, besides the competitive environment, is inadequate cash flow. Because of the lack of excess cash flow, VDO-Pak is not able to stock much inventory. Thus, for large sales orders, VDO-Pak generally purchases materials and produces finished product subsequent to receiving the orders.

For the year ended December 31, 1994, the Company had sales to the following customers that individually exceeded 10% of the Company's total sales: North Pointe Development, Cellular One and Technophone Corporation.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

LEAVE THE FIRST PARAGRAPH THE SAME
INSERT THE FOLLOWING AS SECOND PARAGRAPH
Although 1994 was a year of improved performance, the Company still has a significant working capital deficit and is out of compliance with its bank covenants. Thus, these issues raise substantial doubt about the Company's ability to continue as a going concern and the financial statements have been prepared assuming the Company will continue to operate as a going concern. The financial statements do not include any adjustments to reflect the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company and its subsidiaries to continue as going concerns.

LEAVE THE ORIGINAL SECOND PARAGRAPH THE SAME

RESULTS OF OPERATIONS

DELETE THE THREE EXISTING PARAGRAPHS AND INSERT THE FOLLOWING
The gross profit percentage for 1994 was 37% compared to 31% in 1993 and 1992 respectively. The primary reason for the decline in gross profit in 1993 was a $90 write-down of certain inventories to their net realizable value. The primary reason for the increase in gross profit in 1994 was the Company increased its sales of power cords to one of its customers by about $80 and generated approximately $252 in sales of a power cord product used with cellular phones; power cord products have gross margins ranging from 48 to 52%. The Company's sales declined sharply from $3,590 to $2,919 in 1992 and 1993, respectively. The primary reasons for this were: 1) false publicity that the use of cellular phones caused health problems and 2) the increase in working capital deficit made it more difficult to purchase necessary inventory to produce orders. The Company's sales increased from $2,919 to 3,113 in 1993 and 1994, respectively, primarily because of the reason mentioned above under "Overview" that the Company aggressively marketed new and existing products with some of its largest customers. The Company's selling and administrative expenses declined from $1,144 to $959 in 1992 and 1993, respectively. This was primarily due to the reduction of labor and other expenses at VDO-Pak commensurate with the decline in sales.

During the year ended December 31, 1994, the Company reported consolidated net income of $55 compared to a consolidated loss of $193 and consolidated income of $134 in 1993 and 1992, respectively. The reason the Company reported income in 1992 was because they recorded a restructuring gain of $217 from the dissolution of one of its subsidiaries, Vidcom. The primary reason for the loss in 1993 was the decline in sales and gross profit percentage mentioned above. The primary reason the Company reported income for 1994 was the increase in sales and gross profit percentage from 1993 as mentioned above.



LIQUIDITY AND CAPITAL RESOURCES


DELETE FIRST PARAGRAPH AND SUBSTITUTE THE FOLLOWING
The Company continues to have a working capital deficit which is $1,078 at December 31, 1994. The deficit is directly attributable to the Company's outstanding line of credit with the Bank of California. The Company has no further availability to borrow on their existing line of credit since the Company is not in compliance with the credit agreement that required payment on January 31, 1992. Although the Company does not have a formal long-term agreement with the bank, the Company has continued to make monthly principal payments of $2.5 plus interest at prime plus 2.5% (10.5% at December 31, 1994) on the outstanding balance. Under the terms of the agreement with the bank, the line of credit is callable at any time, and the creditor may, at its option, institute legal proceedings for repayment. Management intends to continue to pursue other financing alternatives, as well as pursue potential purchases of profitable businesses to provide working capital. The continued profitability of VDO-Pak and the continuance of Bank of California to not call the line of credit are essential to the Company's continued existence.