Form 10-Q/A
period 1995-09-30
ENCORE GROUP INC
filed 1996-01-19
CIK 276259

                             THE ENCORE GROUP, INC.
                             AMENDMENTS TO FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                          COMMISSION FILE NUMBER 0-4563
              RESPONSES TO COMMENTS FROM THE SEC, DECEMBER 19, 1995



REVISED NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. RELATED PARTY TRANSACTION - During 1995 the Company loaned to its President and Chief Executive Officer Bruce L. Engel, a total of $87,500. The present balance outstanding is $74,500.


PART I, ITEM 2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

AT THE END OF THE FIRST PARAGRAPH ADD THE FOLLOWING: For the nine months ended September 30, 1995, VDO had net sales of $1,335 and net income of $27 compared to sales of $2,071 and net income of $152 for the same time period last year.
In prior years, the majority of VDO's sales were batteries, chargers, and power cords for the larger cellular bag phones. Currently, VDO is in somewhat of a transition in that the demand for the products related to the bag phones has declined and VDO is increasing distribution of products for the smaller hand-held phones that are in greater demand. As a result of this change, sales to a few of VDO's largest customers from last year have significantly declined. For example, sales to Technophone for the year ended December 31, 1994 were $409 and sales to this same customer for the nine months ended September 30, 1995 were $57. Sales to North Pointe Development for the year ended December 31, 1994 were $523 and sales to this same customer for the nine months ended September 30, 1995 were $287. Sales to Cellular One/S.W. Florida for the year ended December 31, 1994 were $456 and sales to this same customer for the nine months ended September 30, 1995 were $174. Overall, the gross margin of 38% for the nine months ended September 30, 1995 was relatively consistent with the margin of 37% for the same period last year. Thus, the decline in income for VDO is primarily attributable to the significant decline in sales.

LIQUIDITY AND CAPITAL RESOURCES

THE FOLLOWING REPLACES THIS SECTION IN ITS ENTIRETY
As of September 30, 1995 the Company had a cash balance of $3, which had declined from a cash balance of $31 at December 31, 1994. The primary consumption of cash during this time was principal payments made on the line of credit and the operations of VDO consumed some cash.

There is a working capital deficit of $1,248 at September 30, 1995 compared to a deficit of $1,078 at December 31, 1994.

The Company intends to continue operating VDO and is currently relying on this facility to provide cash flow for its day to day operations since they have no further availability to borrow on the line of credit. Currently, the Company is not in compliance with its existing credit agreement, which required repayment on January 31, 1992. In prior years, VDO has provided enough cash flow to allow the Company to continue to operate.

In the near term, the Company will have to increase the sales of VDO's products back to historical levels, while maintaining the historical profit margins if the Company is going to continue to operate. Also, the bank will have to continue to not exercise its right to demand repayment of the line of credit in order for the Company to continue to operate.