Form 10-K/A
period 1994-12-31
ENCORE GROUP INC
filed 1996-02-02
CIK 276259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT 1 TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended         Commission File Number
               December 31, 1994                    0-4563

                             THE ENCORE GROUP, INC.
                                 P.O. Box 69536
                             Portland, Oregon  97201

                 IRS Employer Identification Number:  93-0580867
                       Incorporated in the State of Oregon
                        Telephone Number:  (503) 221-4255

           Securities Registered Pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which Registered
     -------------------          -----------------------------------------

            None                                  None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                  Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES     X      NO
                                    -------       -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.      [ X ]



     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 30, 1995 is $366,771 (assuming only for purposes of this computation that Directors and Officers may be affiliates). The aggregate number of shares outstanding of the Registrant's common stock as of March 30, 1995 is 6,112,848.
                       ___________________________________

The total number of pages contained in this Form 10-K/A is 5.

                                     PART I



ITEM 1.      BUSINESS

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

Also during 1994, over 67% of VDO Pak's sales were to eight customers. Although VDO-Pak does repeat business with many of its customers, the volume to any one customer can fluctuate significantly from one year to the next. Thus, the Company is constantly searching for new customers to replace business that does not recur. A significant constraint that VDO-Pak has continued to face, besides the competitive environment, is inadequate cash flow. Because of the lack of excess cash flow, VDO-Pak is not able to stock much inventory. Thus, for large sales orders, VDO-Pak generally purchases materials and produces finished product subsequent to receiving the orders.

For the year ended December 31, 1994, the Company had sales to the following customers that individually exceeded 10% of the Company's total sales: North Pointe Development, Cellular One and Technophone Corporation.

                                     PART II



ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1994, the Company reported consolidated net income of $55 compared to consolidated net loss of $193 in 1993 and $134 consolidated net income in 1992, respectively. During 1994, the Company operated only one subsidiary, VDO-Pak. VDO-Pak has operated profitably prior to and since its acquisition by the Company in 1989. For the year ended December 31, 1994, VDO-Pak earned a pre-tax profit of $309.

     Although 1994 was a year of improved performance, the Company still has a significant working capital deficit and is out of compliance with its bank covenants. Thus, these issues raise substantial doubt about the Company's ability to continue as a going concern and the financial statements have been prepared assuming the Company will continue to operate as a going concern. The financial statements do not include any adjustments to reflect the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company and its subsidiaries to continue as going concerns. Even with the doubt about the Company's ability to continue to operate as a going concern, it has, in fact, continued to make a number of small, but useful, imparovements that have supported its continued existence.

     In 1995, the Company will continue to face the challenge of generating enough cash flows from VDO-Pak to cover its operating and overhead expenses. Management is also pursuing other financing alternatives to specifically address the financial structure of the Company.

RESULTS OF OPERATIONS

The gross profit percentage for 1994 was 37% compared to 31% and 33% in 1993 and 1992 respectively. The primary reason for the decline in gross profit in 1993 was a $90 write-down of certain inventories to their net realizable value. The primary reason for the increase in gross profit in 1994 was the Company increased its sales of power cords to one of its customers by about $80 and generated approximately $252 in sales of a power cord product used with cellular phones; power cord products have gross margins ranging from 48 to 52%. The Company's sales declined sharply from $3,590 to $2,919 in 1992 and 1993, respectively. The primary reasons for this were: 1) false publicity that the use of cellular phones caused health problems and 2) the increase in working capital deficit made it more difficult to purchase necessary inventory to produce orders. The Company's sales increased from $2,919 to 3,113 in 1993 and 1994, respectively, primarily because of the reason mentioned above under "Overview" that the Company aggressively marketed new and existing products with some of its largest customers. The Company's selling and administrative expenses declined from $1,144 to $959 in 1992 and 1993, respectively. This was primarily due to the reduction of labor and other expenses at VDO-Pak commensurate with the decline in sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to have a working capital deficit which is $1,078 at December 31, 1994. The deficit is directly attributable to the Company's outstanding line of credit with the Bank of California. The Company has no further availability to borrow on their existing line of credit since the Company is not in compliance with the credit agreement that required payment on January 31, 1992. Although the Company does not have a formal long-term agreement with the bank, the Company has continued to make monthly principal payments of $2.5 plus interest at prime plus 2.5% (10.5% at December 31, 1994) on the outstanding balance. The interest payments average approximately $11 per month. Under the terms of the agreement with the bank, the line of credit is callable at any time, and the creditor may, at its option, institute legal proceedings for repayment. Management intends to continue to pursue other financing alternatives, as well as pursue potential purchases of profitable businesses to provide working capital. The continued profitability of VDO-Pak and the continuance of Bank of California to not call the line of credit are essential to the Company's continued existence.

     During 1994, the Company relied exclusively on the cash flows generated by VDO-Pak to fund its day-to-day operations. In 1995, management expects to maintain the sales volume and profit margins achieved by VDO-Pak in 1994, thus providing additional cash flows for the Company.

     The renewal of the line of credit and the continued success and operations of VDO-Pak are essential to the continuation of the Company as a going concern.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE ENCORE GROUP, INC.



Date:  1/31/96                               /s/ Bruce L. Engel
     ---------                               ------------------
                                             Bruce L. Engel
                                             President, Principal
                                             Executive Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the followed persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  1/31/96                               /s/ Kenneth L. Wright
     ---------                               ----------------------------------
                                             Kenneth L. Wright
                                             Executive Vice President and
                                             Chief Financial Officer


Date:  1/31/96                               /s/ Bruce L. Engel
     ---------                               ----------------------------------
                                             Bruce L. Engel
                                             Director



Date:  1/31/96                               /s/ Fred J. Kupel
     ---------                               ----------------------------------
                                             Fred J. Kupel
                                             Director



Date:  1/31/96                               /s/ Teri E. Engel
     ---------                               ----------------------------------
                                             Teri E. Engel
                                             Secretary and Director