Form 10-Q/A
period 1995-09-30
ENCORE GROUP INC
filed 1996-02-02
CIK 276259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-Q/A
                                 AMENDMENT 1 TO
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

                              YES    X      NO
                                   -----       -----



Number of shares of common stock outstanding as of November 13, 1995:  6,112,848

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

NOTE 8. RELATED PARTY TRANSACTION - During 1995 the company loaned to its President and chief Executive Officer, Bruce L. Engel, a total of $87.5. The present balance outstanding is $74.5.

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



                              THE ENCORE GROUP, INC.



Date:  January 31, 1996



                              /s/ Kenneth L. Wright
                              ---------------------
                              Kenneth L. Wright
                              Executive Vice President and
                              Principal Financial Officer