Form 10-Q/A
period 1995-09-30
ENCORE GROUP INC
filed 1996-02-13
CIK 276259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                   FORM 10-Q/A
                                 AMENDMENT 2 TO
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

                                YES    X      NO
                                   -----       ----

Number of shares of common stock outstanding as of November 13, 1995:  6,112,848

                                 PART I, ITEM I

                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                 As of September 30, 1995 and December 31, 1994
                        (In thousands, except share data)


                                                                                 September 30,        December 31,
                                                                                    1995                  1994
                                                                                 (Unaudited)
                                                                                 ------------         ------------
                                                               ASSETS
CURRENT ASSETS
  Cash                                                                             $     3            $     31
  Accounts receivable                                                                  351                 355
  Inventory (Note 2)                                                                   237                 305
  Prepaid expenses                                                                      19                  52
                                                                                   -------            --------
    Total current assets                                                               610                 743
                                                                                   -------            --------

NON-CURRENT ASSETS
   Real estate,                                                                         60                  60
  Fixed assets, net (Note 3)                                                            11                  19
  Goodwill, net (Note 4)                                                               514                 532
                                                                                   -------            --------
                                                                                       585                 611
                                                                                   -------            --------
  Total assets                                                                    $  1,195            $  1,354
                                                                                   -------            --------
                                                                                   -------            --------

                                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                                  $  340              $  274
  Accrued liabilities (Note 7)                                                         268                 279
  Lines of credit (Note 6)                                                           1,250               1,268
                                                                                   -------            --------
    Total current liabilities                                                        1,858               1,821
                                                                                   -------            --------

COMMITMENTS AND CONTINGENCIES                                                            -                   -

STOCKHOLDERS' EQUITY
  Common stock without par value, stated value $1 per share,
    10,000,000 shares authorized; 6,156,110 shares issued,
    6,112,848 outstanding                                                            6,113               6,113
  Additional paid-in capital                                                        20,975              20,975
  Retained deficit                                                                 (27,648)            (27,452)
  Pension Liability Adjustment                                                        (103)               (103)
                                                                                   -------            --------

    Total stockholders' deficit                                                       (663)               (467)
                                                                                   -------            --------

  Total liabilities and stockholders' deficit                                     $  1,195            $  1,354
                                                                                   -------            --------
                                                                                   -------            --------



                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the periods ended September 30, 1995 & 1994
                 (In thousands, except share and per share data)



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                         -------------                -------------
                                                       1995          1994           1995           1994
                                                   (unaudited)   (unaudited)    (unaudited)    (unaudited)
                                                   -----------   -----------    -----------    -----------
SALES                                                $   506       $    781      $   1,335      $   2,071

LESS COST OF SALES                                       323            508            827          1,311
                                                    --------      ---------      ---------      ---------
GROSS PROFIT                                             183            273            508            760

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                                186            223            578            677
                                                    --------      ---------      ---------      ---------
    Operating income (loss)                               (3)            50            (70)            83
                                                    --------      ---------      ---------      ---------
NON-OPERATING REVENUES & EXPENSES
  Other income                                             -              -              -              1
  Other expense                                           (6)            (5)           (15)           (14)
  Interest expense                                       (41)           (34)          (111)           (89)
                                                    --------      ---------      ---------      ---------

    Total non-operating revenues & expenses              (47)           (39)          (126)          (102)
                                                    --------      ---------      ---------      ---------


NET INCOME (LOSS)                                    $   (50)      $     11      $    (196)     $     (19)
                                                    --------      ---------      ---------      ---------
                                                    --------      ---------      ---------      ---------

PER SHARE
  Net income (loss) per share                        $  (.01)      $      -      $    (.03)     $       -
                                                    --------      ---------      ---------      ---------
                                                    --------      ---------      ---------      ---------

  Average common shares outstanding                6,112,848      6,112,848      6,112,848      6,112,848
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------


                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the nine months ended September 30, 1995 & 1994
                                 (In thousands)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                           1995               1994
                                                                        (unaudited)        (unaudited)
                                                                        -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                               $ ( 196)             $  (19)
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities
    Depreciation                                                              10                  19
    Amortization of goodwill                                                  18                  19
    Loss on disposal of assets                                                 -                   -
    Accounts receivable                                                        4                   -
    Inventory                                                                 68                  (2)
    Prepaid expenses and other                                                33                   1
    Accounts payable                                                          66                 (28)
    Accrued liabilities                                                      (11)                 33
                                                                         -------             -------
         Net cash provided by operating activities                            (8)                 23
                                                                         -------             -------


CASH FLOWS RELATED TO INVESTING ACTIVITIES
  Collections on notes and mortgage receivable                                 -                   -
  Proceeds from sale of fixed assets                                           -                   2
  Purchase of fixed assets                                                    (2)                  -
                                                                         -------             -------
    Net cash provided by (used in) investing activities                       (2)                  2
                                                                         -------             -------


CASH FLOWS RELATED TO FINANCING ACTIVITIES
  Net borrowings (payments) related to line of credit                          -                   -
  Principal payments on notes payable                                        (18)                (23)
                                                                         -------             -------
    Net cash used in financing activities                                    (18)                (23)
                                                                         -------             -------
NET INCREASE (DECREASE) IN CASH                                              (28)                  2

CASH, beginning of period                                                     31                  30
                                                                         -------             -------
CASH, end of quarter                                                     $     3             $    32

                                                                         -------             -------
                                                                         -------             -------

INTEREST PAID                                                            $   111             $    89
                                                                         -------             -------
                                                                         -------             -------



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



Date:     February 12, 1996



                              /s/ Kenneth L. Wright
                              ------------------------
                                   Kenneth L. Wright
                              Executive Vice President and
                              Principal Financial Officer