Form 10-K405
period 1995-12-31
ENCORE GROUP INC
filed 1996-04-15
CIK 276259

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended               Commission File Number
             December 31, 1995                           0-4563

                             THE ENCORE GROUP, INC.
                                 P.O. Box 69536
                             Portland, Oregon  97201

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
                           YES   X    NO
                               ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]



     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1996 is $366,771 (assuming only for purposes of this computation that Directors and Officers may be affiliates). The aggregate number of shares outstanding of the Registrant's common stock as of March 31, 1996 is 6,112,848.
                        __________________________

The total number of pages contained in this Form 10-K is 29.
The Exhibit Index is located at sequentially numbered page E-1.

                           INDEX TO FORM 10-K

                  FOR THE YEAR ENDED DECEMBER 31, 1995


                              PART I                               PAGE
                                                                   ----

ITEM 1.   Business                                                   3

ITEM 2.   Properties                                                 4

ITEM 3.   Legal Proceedings                                          4

ITEM 4.   Submission of Matters to a Vote of Security Holders        4


                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                        5

ITEM 6.   Selected Financial Data                                    6

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        7

ITEM 8.   Financial Statements and Supplementary Data                8

ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        8


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant         9

ITEM 11.  Executive Compensation                                    10

ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                12

ITEM 13.  Certain Relationships and Related Transactions            12


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                               13

INDEX TO EXHIBITS                                                  E-1
FINANCIAL STATEMENTS                                               F-1

PART I         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


ITEM 1.        BUSINESS

GENERAL

     The Encore Group, Inc. (the "Company" or "Registrant") was organized in 1969 in the state of Oregon and currently employs fourteen people. In 1995 the Company consisted of its remaining active subsidiary, VDO-Pak, Inc. ("VDO-Pak"), located in Port Orange, Florida. Over the past five years, the Registrant's business operations involve the assembly of battery packs, power cords and related accessories, and the distribution of batteries for video cameras and cellular telephones.

     The Registrant acquired VDO-Pak in 1989. VDO-Pak's operations primarily consisted of providing power packs, rechargeable batteries, adapter cords, chargers and other accessories in standard and custom designs for the cellular telephone markets.

     Additionally, in 1989 the Company acquired all of the stock of Vidcom Manufacturing, Inc. ("Vidcom") located in Livonia, Michigan. Vidcom had been in business since 1986 as a fabricator of nickel-cadmium batteries for the cellular telephone industry. However, in 1991 the Company ceased operations, as it was determined that there were no viable manufacturing operations due to the lack of a customer base.

PRODUCTS AND MARKETS

     The Company manufactures and resells a wide variety of power packs, rechargeable batteries and adapter cords. The Company's products relate primarily to the cellular phone industry, with the principal products being cellular phone batteries, battery chargers, battery eliminators, power supplies and cellular phone cases. The Company also assembles power cables for the original equipment manufacturer ("OEM") market.

     The Company's primary customers are cellular phone carriers, distributors, dealers, and OEM's. The cellular telephone market represented 89% of net sales in 1995, 91% in 1994 and 90% in 1993. For the year ended December 31, 1995, the Company had sales to the following customers that individually exceeded 10% of the Company's total sales: North Pointe Development, Cellular One and Nokia.

     The Company's sales are geographically dispersed throughout the United States, with a significant concentration in the eastern United States. Sales are strongest in the fourth quarter as customers increase stock in preparation of the Christmas season; sales typically decrease in the first quarter as customers sell down their stock and reduce their Christmas inventories. At December 31, 1995, backlog orders were approximately $105,000, which also approximates the average backlog at any given point in time throughout the year.

     Historically, VDO-Pak has operated profitably; however, earnings have not been enough to offset the Company's debt and associated interest charges. This has resulted in working capital deficits and net losses. Due to inadequate working capital, VDO-Pak lost sales in 1995 due to an inability to purchase inventory. Additional sales declines were attributed to a decline in retail sales, as customers over-purchased in 1994. This resulted in a decline in sales from approximately $3,000 in 1993 and 1994 to approximately $2,000 in 1995.

SUPPLIERS

     Approximately 75% of the Company's purchases are from five suppliers. Management believes a sufficient number of competent vendors are available to supply the components, parts and subassemblies required for operations. Certain minimum inventory levels are needed in order to meet customer delivery requirements. In prior years, materials and components were purchased through purchase orders in quantities capable of meeting an average of thirty days of customer orders. However, during 1995 the Company's working capital deficit has made it difficult to ensure the continuous allotment of goods from suppliers, resulting in insufficient inventory to meet customer demand.

COMPETITION

     The Registrant has a small share of the cellular telephone accessory market, and is not currently involved in product development. The Company's principal method of competing in its market is to provide superior service to its customers, including high quality technical support and service warranties.


ITEM 2.    PROPERTIES

     The Registrant leases office space in Portland, Oregon. The current lease is on an annual basis expiring February 28, 1997. VDO-Pak leases 8,000 square feet of plant and office space in Port Orange, Florida, near Daytona. The current lease was entered into in July 1995 expiring in August 1996. The Company believes that adequate space is available for current operations under the existing lease agreements.

     In June 1988, the Registrant took title to commercial property in Gillette, Wyoming as resolution of the land development project. In early 1991, management made a decision to put the property up for sale. During the current year, the Company wrote down the land to its estimated fair market value of $15.



ITEM 3.    LEGAL PROCEEDINGS

     There were no items to report as of December 31, 1995.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report. In November 1995, the Registrant began preparing a proposed amendment to the Restated Articles of Incorporation. This amendment, if approved by the shareholders, would result in a 1-for-500 reverse split of the Registrant's common stock. This proposed amendment was submitted to shareholders in the first quarter of 1996, with a vote to be taken at a special meeting on April 23, 1996.

PART II   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

     The common stock of the Registrant is traded over the counter and is not registered on any exchange.

     Following is the history of the high and low bid prices for the common stock of the Registrant for the years 1995 and 1994, by quarters ended:

                               1995                       1994
                        --------------------------------------------
                        HIGH          LOW           HIGH         LOW
                        --------------------------------------------
     First Quarter       $ .06     $ .05           $ .05       $ .03
     Second Quarter        .06       .06             .06         .05
     Third Quarter         .06       .05             .06         .05
     Fourth Quarter        .05       .05             .06         .05

     The source of the above quotations is published by the National Daily Quotation Service known as "the pink sheets", and may reflect interdealer prices, without mark-up, mark-down or commission, and may not necessarily represent actual transactions.

     No dividends have been paid since a 1983 stock dividend, and no cash or other dividends are contemplated for the foreseeable future.

     The number of outstanding shares of the Registrant's common stock as of December 31, 1995 was 6,112,848.

     As of December 31, 1995, there were 3,631 record holders of the Registrant's common stock.

ITEM 6.     SELECTED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                               1995        1994        1993        1992        1991
                             ----------------------------------------------------------
Sales                          $ 2,015     $ 3,113     $ 2,919     $ 3,590     $ 4,213
                               -------     -------     -------     -------     -------
                               -------     -------     -------     -------     -------

Net income (loss)              $ (384)     $    55     $  (193)    $   134(1)  $  (642)(1)
                               ------      -------     -------     -------     -------
                               ------      -------     -------     -------     -------

Net income (loss) per
  common share:                $ (.06)     $   .01     $  (.03)    $   .02     $  (.10)
                               ------      -------     -------     -------     -------
                               ------      -------     -------     -------     -------

Cash                           $    8      $    31     $    30     $    36     $    27
Fixed assets, net                   8           19          42          59          76
Other assets                    1,036        1,304       1,391       1,630       1,732
                              -------      -------     -------     -------     -------

   Total assets               $ 1,052      $ 1,354     $ 1,463     $ 1,725     $ 1,835
                              -------      -------     -------     -------     -------
                              -------      -------     -------     -------     -------

Current liabilities           $ 1,709      $ 1,645     $ 1,849     $ 1,918     $ 2,162
Pension liability                 248          176         105         105         105
                              -------      -------     -------     -------     -------

    Total liabilities         $ 1,957      $ 1,821     $ 1,954     $ 2,023     $ 2,267
                              -------      -------     -------     -------     -------
                              -------      -------     -------     -------     -------

Total stockholders' deficit   $  (905)     $  (467)    $  (491)    $  (298)    $  (432)
                              -------      -------     -------     -------     -------
                              -------      -------     -------     -------     -------

Cash dividends per common
  share                       $    -       $    -      $    -      $    -      $    -
                              -------      -------     -------     -------     -------
                              -------      -------     -------     -------     -------






_________________
(1) In 1991, the Company ceased operations and liquidated the remaining assets of Videom Manufacturing, Inc. (Videon), a wholly owned subsidary located in Livonia, Michigan. Vidcom's liquidation resulted in a restructuring charge of $323 in the year ended December 31, 1991. During 1992, Vidcom was dissolved and its remaining obligations were discharged, resulting in a restructuring gain of $217 in the year ended December 31, 1992.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In 1995, the Company reported a consolidated net loss of $384 compared to a consolidated net income of $55 in 1994 and a $193 consolidated net loss in 1993. During 1995, the Company's operations consisted of VDO-Pak, Inc. VDO-Pak's operations consist of supplying replacement batteries and power-related accessories to the video and cellular telephone industries, located primarily in the Eastern United States. Historically, VDO-Pak has operated profitably, including a pretax profit of $44 in 1995. However, earnings have not been enough to offset the Company's debt and associated interest charges. This has resulted in working capital deficits and net losses. Additionally, the Company has been out of compliance with its note payable since January 31, 1992.

     In the past month, the Company has been actively negotiating a restructuring of its debt obligations with the bank. Additionally, the Company is pursuing alternative sources of equity to allow the Company to increase VDO-Pak's operating levels.

RESULTS OF OPERATIONS

     The gross profit percentage for 1995 was 36% compared to 37% and 31% in
1994 and 1993, respectively.   Sales declines during 1995 were a result of the
Company doing less cable assembly for original equipment manufacturers (OEM's) and a lack of working capital for the purchase of inventory. The industry continues to transition from bag phones, which utilize a single type of lead acid battery, to hand held phones. Hand held phones utilize a variety of battery types, increasing the number of batteries required to be in stock, which results in even more stringent demands being placed on working capital.

     The increase of $123 in non-operating expenses from 1994 to 1995 was a result of a $45 writedown of real estate and a $75 reserve in stockholder receivable.

     The Company reported a consolidated net loss of $384, compared to a consolidated income of $55 and consolidated loss of $193 in 1994 and 1993,
respectively.   Despite VDO-Pak's earnings, they have not been enough to offset the Company's debt and associated interest charges. This in addition to the decline in sales is the reason for the losses in 1995 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to have a working capital deficit of $1,187 at December 31, 1995. The deficit is directly attributable to the Company's outstanding note payable with the Bank of California. The Company has no further availability to borrow and the Company has not been in compliance with the credit agreement since January 31, 1992. Although the Company does not have a formal long-term agreement with the bank, the Company has continued to make monthly principal payments of $2.5 plus interest at prime plus 2.5% (10.5% at December 31, 1995) on the outstanding balance. The interest payments average approximately $11 per month. Under the terms of the agreement with the bank, the note payable is callable at any time, and the creditor may, at its option, institute legal proceedings for repayment. The Company and principal stockholder are currently negotiating with the bank to restructure their obligation through the conversion of a portion of their obligation to equity or equity-like instruments.

     Management intends to continue to pursue other financing alternatives, as well as pursue potential purchases of profitable businesses to provide working capital. The continued profitability of VDO-Pak, infusion of additional equity, and the continuance of Bank of California to not call the note payable, are essential to return the Company to profitable operating levels, which are necessary if the Company is to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, and the report of Moss Adams LLP, Independent Auditors, are included in this Annual Report on Form 10-K on pages F-1 through F-13, as referenced below.


                      FINANCIAL STATEMENT INDEX

                                                        PAGE
                                                        ----

INDEPENDENT AUDITOR'S REPORT                            F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets -
     December 31, 1995 and 1994                         F-2

     Statements of operations -
     years ended December 31, 1995, 1994 and 1993       F-3

     Statements of changes in stockholders' deficit-
     years ended December 31, 1995, 1994 and 1993       F-4

     Statements of cash flows -
     years ended December 31, 1995, 1994 and 1993       F-5

     Notes to consolidated financial statements         F-6/F-11

FINANCIAL STATEMENT SCHEDULES                           F-12/F-13

     Schedule for the years ended December 31, 1995,
      1994 and 1993:
     Schedule II - Valuation and qualifying
      accounts and reserves                             F-13

All other schedules are omitted because they are either not required, not applicable or the information has been included in the aforementioned consolidated financial statements.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Registrant has had no changes in or disagreements with its accountants on accounting and financial disclosures.

PART III  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant's Restated Articles of Incorporation and Bylaws provide for a Board of Directors consisting of not less than three nor more than seven directors, with the exact number within this range to be determined from time to time only by the Board of Directors. The current number of directors is five. All directors stand for election annually. Officers are elected to a term of one year or less, serve at the pleasure of the Board of Directors, and are entitled only to such compensation as is fixed by the Board.

     The Directors and Executive Officers of the Registrant as of December 31, 1995, are as follows:


                    DIRECTOR  OFFICER    POSITIONS AND/OR
NAME                SINCE     SINCE      OFFICES HELD                   AGE
- ----------------------------------------------------------------------------
Bruce L. Engel      1988      1991       Director; President and         55
                                         Chief Executive

Teri E. Engel       1989      1989       Director; Corporate Secretary   46

Robert G. Fligg     1988        -        Director                        47

Fred J. Kupel       1995        -        Director                        66

Kenneth L. Wright   1995      1991       Director; Executive             46
                                         Vice President
                                         Chief Financial Officer

     The following family relationships exist among the directors or executive officers: Bruce L. Engel and Teri E. Engel are husband and wife; Mr. Fligg's spouse is a niece of Mr. Engel.

     Bruce and Teri Engel are the beneficial owners of 10% or more of the equity securities of an affiliate, Encore Industries, Inc. (Encore), an Oregon corporation, of which Mr. Wright is also an officer. Encore is currently inactive.

     Mr. Engel was elected President and Chief Executive Officer on March 19, 1991. For over five years, Mr. Engel's principal employment has been as President and Chief Executive Officer of WTD Industries, Inc., Portland, Oregon, a manufacturer of lumber whose common stock is traded on the NASDAQ national market system. Mr. Engel is also a director of WTD Industries and is President of Encore.

     Ms. Engel has been a director and Secretary of the Company since 1989. She is also Corporate Secretary of Encore, and served as an executive officer and a director of WTD Industries, Inc. from 1989 to 1994. From September 1993 to March 1995, Ms. Engel was owner and general manager of the Eastmoreland Racquet Club, Portland, Oregon. Subsequently Ms. Engel has been an owner/operator of Independent Baseball, Inc.

     Mr. Fligg has been employed since March of 1991, as Chief Financial Officer of Dee Forest Products, Inc., in Hood River, Oregon, a manufacturer of hardboard. He resigned as an Officer March 22, 1991, and was employed by the Registrant as Corporate Secretary starting August 9, 1988. Effective November 19, 1988, he was elected to the additional office of Vice President-Finance.
Mr. Fligg held both positions until June 30, 1989, at which time he was elected as Vice President, Treasurer and Assistant Secretary. Beginning in December 1986 and ending in June 1991, he served as Vice President, Treasurer of Encore.

     Mr. Fred J. Kupel has been an independent management consultant for over five years. Prior to 1989 he served as Chief Financial Officer and Corporate Development Officer for various public and private corporations. He has served the Company as a consultant since 1993.

     Mr. Kenneth L. Wright was elected Executive Vice President on March 19, 1991. Prior to that date he was an independent management consultant. During 1987 and the balance of the prior five years, he was Chief Operating Officer with Industrial Leasing Corporation, Portland, Oregon, a lessor of industrial equipment. Mr. Wright is also an Officer of Encore, serving as Vice President.


ITEM 11.  EXECUTIVE COMPENSATION


                              SUMMARY COMPENSATION TABLE


                                                             LONG-TERM COMPENSATION
                                                         ------------------------------

                         ANNUAL COMPENSATION                 AWARDS           PAYOUTS
                    -----------------------------------------------------------------
   (a)        (b)      (c)      (d)        (e)         (f)            (g)       (h)          (i)

                                                                  SECURITIES
                                          OTHER      RESTRICTED    UNDERLYING                ALL
NAME AND                                  ANNUAL       STOCK        OPTIONS/    LTIP        OTHER
PRINCIPAL             SALARY   BONUS   COMPENSATION   AWARD(S)        SARs    PAYOUTS    COMPENSATION
POSITION      YEAR     ($)      ($)        ($)          ($)           (#)       ($)          ($)
- -----------------------------------------------------------------------------------------------------

Bruce L.
 Engel, CEO   1995      -        -          -            -             -         -            -

              1994      -        -          -            -             -         -            -

              1993      -        -          -            -             -         -            -



     No executive officer received cash compensation from the Registrant in 1995 in excess of $100,000.

     Directors of the Registrant received no compensation for their services as directors.

     The Registrant has a cash bonus plan for officers and other key employees of the Registrant and for managers and employees of its subsidiary. Under the terms of the plan, the President is eligible to receive a quarterly bonus of 5% of pretax profits earned by the Registrant and/or its subsidiary; other officers and key employees share ratably on the basis of their base pay in a quarterly bonus of 15% of consolidated pretax profits of the Registrant. Under this plan, cash distributions of $11 were made during the year ended December 31, 1995, and $24 were paid in 1994. Cash bonuses to subsidiary managers and employees is based on a percentage of subsidiary pretax profits and are distributed ratably each month.

PENSION PLAN

     The Registrant has a defined benefit retirement plan (the "Plan") in which participation has been frozen since 1990. Until 1990, employees of the Registrant were automatically covered by the Plan provided they met certain criteria. Normal retirement under the Plan is the first day of the month following the employee's 65th birthday. An employee's retirement benefit is determined according to his final average yearly pay over a five-year base period, years of service and covered compensation. An employee could elect to retire as early as 55, but his retirement benefits will be reduced. All contributions to provide benefits under the Plan and all expenses are paid entirely by the Registrant. A trust fund has been established to receive and hold all Plan contributions, interest and other income to pay the benefits provided by the Plan. There were no contributions made to the Plan in 1995 and 1994 for the Executive Officers named above.

     Below is a table demonstrating the general method of calculation of benefits upon retirement using the average of the highest compensation paid for five years, exclusive of a portion of the lesser of the highest average compensation or covered compensation:


                                YEARS OF SERVICE
                ------------------------------------------------
REMUNERATION       15         20        25        30        35
- ------------    --------  --------   -------   -------   -------
$ 25,000        $  7,500  $  8,750   $10,000   $11,250   $11,250
  50,000          15,000    17,500    20,000    22,500    22,500
  75,000          22,500    26,500    30,000    33,750    33,750
 100,000          30,000    35,000    40,000    45,000    45,000
 150,000          45,000    52,500    60,000    67,500    67,500
 200,000          60,000    70,000    80,000    90,000    90,000

STOCK OPTION PLAN

     The Registrant has a stock option plan for key employees and directors that provides for the granting of incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) or nonqualified stock options, to purchase shares of the Registrant's common stock at 100% of the fair market value at the date of the grant. The plan is administered by a committee of three or more disinterested persons designated by the Board of Directors, and it terminates on the earlier of January 8, 1999 or the issuance of the full number of shares allocated. The aggregate number of shares for which options may be granted under the plan is 700,000, subject to such adjustments as may be necessary or appropriate upon the payment of stock dividends or by a split-up or split-down of the stock. Option shares are made available from the authorized but unissued shares of the Registrant's common stock. The plan includes restrictions as to annual carryover limits on the fair market value of incentive stock options, as well as provisions with respect to expiration, cancellation and the surrender of any repayment for exercisable options.

     All options granted under the plan through December 31, 1995 are nonqualified options, have a maximum duration of ten years, and are exercisable, cumulatively, in annual increments of 20% commencing six months after the date of the grant.

     As of December 31, 1995, no options have been granted for the Registrant's stock. No options are expected to be issued in the foreseeable future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned as of March 31, 1996 by (i) persons known to be beneficial owners of more than five percent (5%) of the Registrant's common stock, (ii) each of the directors, and (iii) all officers and directors as a group. Except as otherwise indicated by footnote, the owner has sole voting and investment power with respect to such shares.


                                   AMOUNT AND NATURE OF     PERCENT
BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP     OF CLASS
- --------------------------------------------------------------------
Bruce L. and Teri E. Engel             2,010,724 (a)         32.89%
Bruce L. Engel                           129,214              2.11%
Robert G. Fligg                            1,000               .02%
Fred J. Kupel                             20,000               .33%
Kenneth L. Wright                        280,655 (c)          4.59%
                                       -------------         ------
All Directors and Officers
  as a group (5 persons)               2,441,593 (b)         39.94%
                                       -------------         ------
                                       -------------         ------

(a) Mr. and Mrs. Engel, whose business address is P.O. Box 5805, Portland, OR 97228, own these shares jointly and share voting and investment power.

(b) Shares subject to option under the Registrant's Stock Option Plan are deemed to be outstanding only for the purpose of computing the percent of class owned by the individual optionee.

(c) Mr. Wright owns these shares jointly with his spouse and shares voting and investment power.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995 the Company advanced to its President and Chief Executive Officer, Bruce L. Engel, a total of $87.5. The stockholder repaid $13 of this advance as of December 31, 1995. Subsequent to year-end, the stockholder is working with the Bank of California to restructure his personal debts as well as the Company's debt. There is no guarantee that the stockholder will be successful in his efforts to restructure his debt. Accordingly, the Company has fully reserved for the $74.5 balance at December 31, 1995. The Company recorded this reserve as a non-operating expense.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K


(a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Refer to Financial Statement Index, Item 8, page 8.

(b)  REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the last quarter of the fiscal periods covered by this report.

(c)  EXHIBITS

     Refer to Exhibit Index.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE ENCORE GROUP, INC.



Date:  4/12/96                               /s/ BRUCE L. ENGEL
       -------                               ------------------------------
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


Date:  4/12/96                               /s/ KENNETH L. WRIGHT
       -------                               ------------------------------
                                             Kenneth L. Wright
                                             Executive Vice President and
                                             Chief Financial Officer


Date:  4/12/96                               /s/ BRUCE L. ENGEL
       -------                               ------------------------------
                                             Bruce L. Engel
                                             Director


Date:  4/12/96                               /s/ FRED J. KUPEL
       -------                               ------------------------------
                                             Fred J. Kupel
                                             Director



Date:  4/12/96                               /s/ ROBERT G. FLIGG
       -------                               ------------------------------
                                             Robert G. Fligg
                                             Director



Date:  4/12/96                               /s/ TERI E. ENGEL
       -------                               ------------------------------
                                             Teri E. Engel
                                             Secretary and Director

                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

                               INDEX TO EXHIBITS*


 EXHIBIT NO.                               PAGE NO.
 -----------                               --------
    3 (i)     Restated Articles of         Incorporation by Reference to Exhibit
              Incorporation [13]           No. 3 of Form 10-Q for the Second
                                           Quarter Ended June 30, 1989.

   21         Subsidiaries of Registrant   E-2

_______________________
* If you wish copies of any exhibits to the Form 10-K, please send us 25CENTS per page for each exhibit you specify to cover our expenses in furnishing the copies. The number of pages of each exhibit is indicated in brackets at the end of each exhibit description. There is no charge for the Annual Report to Shareholders. To request exhibits, write to The Encore Group, Inc., Office of the Secretary, P.O. Box 69536, Portland, OR 97201.

                                                                    EXHIBIT 21


                              THE ENCORE GROUP, INC
                                AND SUBSIDIARIES

                         SUBSIDIARIES OF THE REGISTRANT


                                                         PERCENT
                                    STATE OF             OWNED BY
NAME OF SUBSIDIARY               INCORPORATION          REGISTRANT
- ------------------               -------------          ----------
VDO-Pak, Inc.                        Oregon                100%

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
The Encore Group, Inc.

We have audited the accompanying consolidated balance sheets of The Encore Group, Inc. and its wholly owned subsidiary, VDO-Pak, Inc. (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows, for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Encore Group, Inc. and its subsidiary as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information in Schedule II, Valuation and Qualifying Accounts and Reserves on page F-13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is currently not in compliance with its note payable agreement and has a working capital deficit, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Moss Adams LLP
                                          -------------------------------
                                          MOSS ADAMS LLP


Moss Adams, LLP
March 14, 1996
Beaverton, Oregon

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                           DECEMBER 31,
                                                        -----------------
                                                        1995         1994
                                                        ----         ----
                                     ASSETS
CURRENT ASSETS
     Cash                                             $      8     $     31
     Accounts receivable, net                              291          355
     Inventory                                             200          305
     Prepaid expenses                                       23           52
                                                      --------     --------
          Total current assets                             522          743
                                                      --------     --------
NON-CURRENT ASSETS
     Land held for sale                                     15           60
     Fixed assets, net                                       8           19
     Goodwill, net                                         507          532
                                                      --------     --------
                                                           530          611
                                                      --------     --------
     Total assets                                     $  1,052     $  1,354
                                                      --------     --------
                                                      --------     --------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                 $    371     $    274
     Accrued liabilities                                   100          103
     Note payable                                        1,238        1,268
                                                      --------     --------
          Total current liabilities                      1,709        1,645

PENSION LIABILITIES                                        248          176
                                                      --------     --------
          Total liabilities                              1,957        1,821
                                                      --------     --------
STOCKHOLDERS' DEFICIT
     Common stock without par value, stated value
       $1 per share, 10,000,000 shares authorized;
       6,156,110 shares issued, 6,112,848
       outstanding                                       6,113        6,113
     Additional paid-in capital                         20,975       20,975
     Retained deficit                                  (27,836)     (27,452)
     Pension liability adjustment                         (157)        (103)
                                                      --------     --------
          Total stockholders' deficit                     (905)        (467)
                                                      --------     --------
     Total liabilities and stockholders' deficit      $  1,052     $  1,354
                                                      --------     --------
                                                      --------     --------

                      The accompanying notes are an integral
                  part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                          1995           1994           1993
                                          ----           ----           ----
SALES                                   $    2,015     $    3,113     $    2,919

LESS COST OF SALES                           1,283          1,965          2,026
                                        ----------     ----------     ----------
GROSS PROFIT                                   732          1,148            893
                                        ----------     ----------     ----------
SELLING, GENERAL &  ADMINISTRATIVE
 EXPENSES                                      808            908            959
                                        ----------     ----------     ----------
          Operating income (loss)              (76)           240            (66)
                                        ----------     ----------     ----------

NON-OPERATING REVENUES & EXPENSES
     Other income                                -              1              1
     Write-down of real estate
      investment                               (45)             -              -
     Other expense                            (112)           (63)           (20)
     Interest expense                         (151)          (123)          (108)
                                        ----------     ----------     ----------
          Total non-operating
           revenues & expenses                (308)          (185)          (127)
                                        ----------     ----------     ----------
NET INCOME (LOSS)                       $     (384)    $       55     $     (193)
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
PER SHARE
     Net income (loss) per share        $     (.06)    $      .01     $     (.03)
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------
     Average common shares outstanding   6,112,848      6,112,848      6,112,848
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------


                      The accompanying notes are an integral
                  part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993
                       (In thousands, except share amount)

                                        COMMON STOCK
                                  -------------------------    ADDITIONAL               PENSION
                                  OUTSTANDING                    PAID-IN    RETAINED   LIABILITY
                                     SHARES          AMOUNT      CAPITAL    DEFICIT    ADJUSTMENT   TOTAL
                                     ------          ------      -------    -------    ----------   -----
Balance, December 31, 1992         6,112,848         $6,113      $20,975    $(27,314)    $ (72)     $(298)

     Net loss for 1993                     -              -            -        (193)        -       (193)
                                   ---------         ------      -------    --------     -----      -----
Balance, December 31, 1993         6,112,848          6,113       20,975     (27,507)      (72)      (491)

     Net income for 1994                   -              -            -          55         -         55

     Pension liability adjustment          -              -            -           -       (31)       (31)
                                   ---------         ------      -------    --------     -----      -----

Balance, December 31, 1994         6,112,848          6,113       20,975     (27,452)     (103)      (467)

     Net loss for 1995                     -              -            -        (384)        -       (384)

     Pension liability adjustment          -              -            -           -       (54)       (54)
                                   ---------         ------      -------    --------     -----      -----

Balance, December 31, 1995         6,112,848         $6,113      $20,975    $(27,836)    $(157)     $(905)
                                   ---------         ------      -------    --------     -----      -----
                                   ---------         ------      -------    --------     -----      -----

                       The accompanying notes are an integral
                  part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                     1995      1994       1993
                                                     ----      ----       ----
CASH FLOWS RELATED TO OPERATING ACTIVITIES
     Net income (loss)                              $(384)     $  55     $(193)
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
          Depreciation                                 13         23        32
          Allowance for stockholder receivable         75          -         -
          Amortization of goodwill                     25         26        25
          Pension liability adjustment                (54)       (31)        -
          Loss (gain) on disposal or writedown
           of assets                                   45         (1)        -
          Accounts receivable                          64         42        25
          Inventory                                   105         19       199
          Prepaid expenses and other                   29          -       (10)
          Accounts payable                             97       (138)      (70)
          Pension liability                            72         71         -
          Accrued liabilities                          (3)       (36)       31
                                                    -----      -----     -----
               Net cash provided by operating
                activities                             84         30        39
                                                    -----      -----     -----
CASH FLOWS RELATED TO INVESTING ACTIVITIES
     Loan to stockholder                              (75)         -         -
     Proceeds from sale of fixed assets                 -          2         -
     Purchases of fixed assets                         (2)        (1)      (15)
                                                    -----      -----     -----
               Net cash provided by (used in)
                investing activities                  (77)         1       (15)
                                                    -----      -----     -----
CASH FLOWS RELATED TO FINANCING ACTIVITIES
     Principal payments on notes payable              (30)       (30)      (30)
                                                    -----      -----     -----
               Net cash used in financing
                activities                            (30)       (30)      (30)
                                                    -----      -----     -----
NET INCREASE (DECREASE) IN CASH                       (23)         1        (6)

CASH, beginning of year                                31         30        36
                                                    -----      -----     -----
CASH, end of year                                   $   8      $  31     $  30
                                                    -----      -----     -----
                                                    -----      -----     -----
INTEREST PAID                                       $ 151      $ 119     $ 108
                                                    -----      -----     -----
                                                    -----      -----     -----

                      The accompanying notes are an integral
                  part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993
                 (In thousands, except share and per share data)



NOTE A - BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

     The consolidated financial statements include the accounts of The Encore Group, Inc., and its wholly owned subsidiary, VDO-Pak, Inc. (referred to hereafter as the "Company"). All significant intercompany accounts and transactions have been eliminated.

     VDO-Pak, Inc.'s (VDO-Pak) operations consist of supplying replacement batteries and power related accessories to the video and cellular telephone industries, located primarily in the Eastern United States. Historically, VDO-Pak has operated profitably, however, earnings have not been enough to offset the Company's debt and associated interest charges. This has resulted in working capital deficits and net losses. Additionally, the Company has been out of compliance with its note payable since January 31, 1992 (See Note E).

     In the past month, the Company has been actively negotiating a restructuring of its debt obligations with the bank. Additionally, the Company is pursuing alternative sources of equity to allow the Company to increase VDO-Pak's operating levels.

     The restructuring of outstanding debt obligations and an infusion of additional equity, are essential to return the Company to profitable operating levels, which are necessary if the Company is to continue as a going concern.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

     ACCOUNTS RECEIVABLE - Collectibility of receivables is periodically assessed by management. This assessment provides the basis for the allowance for doubtful accounts and the related bad-debt expense. The allowance for doubtful accounts was $31 and $32 at December 31, 1995 and 1994, respectively. Assets for which the Company has credit risk are trade accounts receivables which amount to $322 and $387 at December 31, 1995 and 1994, respectively. The Company's trade customers are geographically dispersed throughout the United States, with a significant concentration in the Eastern United States. The Company performs ongoing credit evaluation of its customers' financial conditions and generally requires no collateral from its customers. Three customers accounted for approximately 60% of the Company's total sales in 1995 and 1994.

     INVENTORY - Inventory is stated at the lower of cost (first-in, first-out method) or market at December 31, 1995 and 1994. Inventory consists of components and products for manufacture and resale. At December 31, 1995 and 1994, a reserve of $127 and $136.5, respectively, was provided to record slow-moving inventory at its estimated net realizable value.

     FIXED ASSETS - Fixed assets are stated at cost, net of accumulated depreciation of $174 and $161 in 1995 and 1994, respectively. Expenditures for additions to property and equipment are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation of property and equipment is computed principally on the straight-line basis over the estimated useful lives of the assets (generally three to eight years). Leasehold improvements are amortized on the straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements.

     INCOME TAXES - Income taxes are recognized during the year in which transactions enter into the determination of financial statement income with deferred taxes provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

     AMORTIZATION OF GOODWILL - Goodwill relates to the original acquisition of VDO-Pak and is amortized on a straight line basis over the expected benefit of 20 years. Accumulated amortization was $143 and $118 at December 31, 1995 and 1994, respectively. Management periodically assesses the recoverability of goodwill and believes the existing amortization schedule is appropriate at December 31, 1995.

     INCOME (LOSS) PER SHARE - Income (loss) per share is based on the weighted average number of shares of common stock outstanding during each period.

     USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATION - During 1995, certain accounts have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income.


NOTE C - LAND HELD FOR SALE

     In June 1988, the Company took title to commercial property in Gillette, Wyoming as resolution of the land development project. During the current year, the Company wrote down this asset by $45, to reflect the property at its estimated fair market value of $15 at December 31, 1995.


NOTE D - OFFICER RECEIVABLE

     During the current year the Company advanced the majority stockholder $87.5, of which $13 has been repaid. Subsequent to year-end, the stockholder began working with the Bank of California to restructure his personal debts as well as the Company's debt. There is no guarantee that the stockholder will be successful in his efforts to restructure his debt. Accordingly, the Company has reserved for the entire balance of $74.5 at December 31, 1995. This reserve was recorded as a non-operating expense.


NOTE E - NOTE PAYABLE

     The Company continues to have a working capital deficit of $1,187. This deficit is directly attributable to the Company's outstanding note payable with the Bank of California. The Company has no further availability to borrow since the Company is not in compliance with the credit agreement that required payment of this note on January 31, 1992. Although the Company does not have a formal long-term arrangement with the current lender, the Company has continued to make monthly principal payments of $2.5 plus interest on the outstanding balance.
The balance on the note totaled $1,238 at December 31, 1995. The Company and principal stockholder are currently negotiating with the bank to restructure their obligation through the conversions of a portion of their obligation to equity or equity like instrument.

     Interest is calculated at prime plus 2% (10.5% at December 31, 1995). The line is guaranteed by the principal stockholder and is secured by accounts receivable, inventory, and the principal stockholders' common stock holdings in the Company. The weighted average interest rate for 1995, 1994 and 1993 was 10.95%, 9.25% and 8.5%, respectively.

     It is not practicable to estimate the fair value of the Company's short-term debt, as the note is due on demand.

NOTE F - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                  1995      1994
                                                  ----      ----
     Accrued salaries and payroll taxes           $ 15      $ 31
     Professional fees                              12        12
     Other                                          73        60
                                                  ----      ----
                                                  $100      $103
                                                  ----      ----
                                                  ----      ----

NOTE G - INCOME TAXES

     Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. There was no income tax expense or benefit recorded in 1995, 1994 or 1993.

     The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate, with the differences summarized below:

                                                    1995         1994       1993
                                                    ----         ----       ----
     Income (loss) before income taxes            $  (384)     $    55     $(193)
                                                  -------      -------     -----
                                                  -------      -------     -----

     Tax expense (benefit) at statutory rates     $  (130)     $    19     $ (66)

     Change in valuation allowance                    130          (19)       66
                                                  -------      -------     -----
                                                  $     -      $     -     $   -
                                                  -------      -------     -----
                                                  -------      -------     -----

     Net deferred taxes consist of the following components as of December 31:

                                                    1995         1994
                                                    ----         ----
     Deferred tax assets:
          Pension liability                       $    84      $    60
          Allowance for doubtful accounts              10           11
          Inventory reserve                            43           43
          Loss carryforwards and
             investment tax credits                 5,760        5,653
                                                  -------      -------
                                                    5,897        5,767
     Less valuation allowance                      (5,897)      (5,767)
                                                  -------      -------
                                                  $     -      $     -
                                                  -------      -------
                                                  -------      -------

     As of December 31, 1995, the Company has federal and state net operating loss (NOL) carryforwards of approximately $16,915 and $3,587, respectively, available to offset its future income tax liability. The NOL carryforwards expire as follows:

          YEAR             FEDERAL            STATE
      OF EXPIRATION        AMOUNT             AMOUNT
      -------------        ------             ------
          1997            $  1,555           $    -
          1998               2,971                -
          1999               1,598                -
          2000               3,675                -
          2001               2,010                -
          2002                 373              124
          2003               2,373            1,103
          2004                  16               16
          2005               1,280            1,280
          2006                 611              611
          2008                 161              161
          2010                 292              292
                           -------           ------
                           $16,915           $3,587
                           -------           ------
                           -------           ------

     Additionally, the Company has an investment tax credit carryforward of approximately $9. This carryforward expires, if not utilized, through 1999.

     Management periodically reviews the items comprising the net deferred tax assets as to the likelihood of their future deductibility for assessing the need for a valuation allowance. As of December 31, 1995, the deferred tax assets have been completely offset by a valuation reserve. The valuation reserve was established due to the uncertainty surrounding the continued operations of the Company (see Note A).


NOTE H - LEASE AND RENTAL COMMITMENTS

     The Company leases its principal office space on an annual basis, expiring February 28, 1997. The current lease provides for an annual rent of approximately $23. Additionally, VDO-Pak entered into a lease on July 1995, for plant and office space, which expires in August 1996. Annual rent and fees are approximately $35 per year. There were no future minimum payments under noncancellable operating leases and rental agreements with initial terms of one year or more at December 31, 1995. Rental expense totaled $55 in 1995, $53 in 1994 and $51 in 1993.


NOTE I - RETIREMENT PLAN

     The Company has a noncontributory defined benefit retirement plan covering certain former corporate employees. During 1990, the Company froze the participation in the plan with the intention of eventually terminating the plan. As of December 31, 1995, there are only seven past employees who are covered under the plan. The assets held by the plan are primarily invested in a mutual fund that invests in a diversified portfolio of equity securities, corporate bonds, and short-term investments.

     The components of net periodic pension expense for the year ended December 31 are as follows:

                                         1995           1994          1993
                                        ------         ------        ------
          Service cost                  $    -         $    -        $    -
          Interest cost                     44             41            47
          Actual return on assets          (74)           (19)          (47)
          Unrecognized net (gain) loss       4              3             3
          Deferred asset (gain) loss        44            (12)           12
                                        ------         ------        ------

          Net periodic pension expense  $   18         $   13        $   15
                                        ------         ------        ------
                                        ------         ------        ------


     The funded status of the plan at December 31 is as follows:

                                                      1995          1994
                                                     ------        ------
          Accumulated benefit obligation,
           including vested benefit obligation
           of $660,254 at December 31, 1995          $ 660          $ 588
                                                     -----          -----
                                                     -----          -----

          Plan assets at fair market value           $ 412          $ 412
          Projected benefit obligation                (660)          (588)
                                                     -----          -----

          Funded status                               (248)          (176)
          Unrecognized net (gain) loss                 157            103
          Adjustment for minimum liability            (157)          (103)
                                                     -----          -----

          Accrued pension liability                  $(248)         $(176)
                                                     -----          -----
                                                     -----          -----


     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was 7% for 1995 and 8% for 1994. The expected long-term rate of return on assets was 7% and 8% for 1995 and 1994, respectively.

NOTE J - STOCK OPTION PLAN

     The stockholders ratified a stock option plan in 1989 for key employees and directors that provides for the granting of incentive stock option (within the meaning of Section 422A of the Internal Revenue Code) or nonqualified stock options to purchase shares of the Company's common stock at the fair market value at the date of grant. Pursuant to the plan, options to purchase 700,000 shares may be issued. All options are nonqualified and have a maximum duration of ten years. There are no outstanding options eligible for exercise as of December 31, 1995.

NOTE K - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The unaudited quarterly financial information for the years ended December 31, 1995 and 1994, is as follows:

                                          1995 QUARTER ENDED
                           -------------------------------------------------
                           MARCH 31      JUNE 30        SEPT. 30     DEC. 31
                           --------     --------       ---------    --------

     Sales                 $    380     $    449       $     506    $    680
                           --------     --------       ---------    --------
                           --------     --------       ---------    --------

     Gross profit          $    160     $    165       $     183    $     224
                           --------     --------       ---------    --------
                           --------     --------       ---------    --------

     Net loss              $    (83)    $    (63)      $    (50)    $   (188)
                           --------     --------       ---------    --------
                           --------     --------       ---------    --------

     Per share - net loss  $   (.01)    $   (.01)      $    (.01)   $   (.03)
                           --------     --------       ---------    --------
                           --------     --------       ---------    --------

                                  1994 QUARTER ENDED
                           -------------------------------------------------
                           MARCH 31      JUNE 30        SEPT. 30     DEC. 31
                           --------     --------       ---------    --------

     Sales                 $    662     $    629       $     781    $  1,041
                           --------     --------       ---------    --------
                           --------     --------       ---------    --------

     Gross profit          $    260     $    228       $     273    $    387
                           --------     --------       ---------    --------
                           --------     --------       ---------    --------

     Net income (loss)     $    (10)    $    (20)      $      11    $     74
                           --------     --------       ---------    --------
                           --------     --------       ---------    --------

     Per share - net loss  $    -       $    -         $    -       $    .01
                           --------     --------       ---------    --------
                           --------     --------       ---------    --------

                          FINANCIAL STATEMENT SCHEDULES

                                                                     SCHEDULE II

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     AS OF DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                   -------------------------
                                     BALANCE AT       CHARGED                                 BALANCE AT
                                     BEGINNING       TO COSTS       RESERVES                    END OF
DESCRIPTION                          OF PERIOD     AND EXPENSES     ACQUIRED     DEDUCTIONS     PERIOD
- -----------                          ----------    ------------     --------     ----------   ----------
December 31, 1995:
  Allowance for doubtful accounts     $    32        $    -          $    -         $    1      $    31
                                     ----------     ----------      --------      ---------    ---------
                                     ----------     ----------      --------      ---------    ---------

December 31, 1994:
  Allowance for doubtful accounts     $    45        $    -          $    -         $    13     $    32
                                     ----------     ----------      --------      ---------    ---------
                                     ----------     ----------      --------      ---------    ---------

December 31, 1993:
  Allowance for doubtful accounts     $    73        $    -          $    -        $    28      $    45
                                     ----------     ----------      --------      ---------    ---------
                                     ----------     ----------      --------      ---------    ---------