Form 10-Q
period 1996-03-31
ENCORE GROUP INC
filed 1996-05-15
CIK 276259

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



         For the Three Months Ended                   Commission File Number
                March 31, 1996                             0-4563



                                THE ENCORE GROUP, INC.
                                    P.O. Box 69536
                               Portland, Oregon  97201

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

                                YES    X      NO
                                    ------      -----


Number of shares of common stock outstanding as of April 22, 1996:  6,112,848

                                  PART I, ITEM I

                             THE ENCORE GROUP, INC.
                                  AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    As of March 31, 1996 and December 31, 1995
                        (In thousands, except share data)

                                             March 31,
                                               1996         December 31,
                                            (Unaudited)         1995
                                            -----------     ------------
                                    ASSETS

CURRENT ASSETS
     Cash                                    $     14       $      8
     Accounts receivable                           91            291
     Inventory                                    214            200
     Prepaid expenses                              18             23
                                             --------       --------
          Total current assets                    337            522
                                             --------       --------

NON-CURRENT ASSETS
     Land held for sale                            15             15
     Fixed assets, net                              6              8
     Goodwill, net                                501            507
                                             --------       --------

                                                  522            530
                                             --------       --------
     Total assets                            $    859       $  1,052
                                             ========       ========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                        $    283       $    371
     Accrued liabilities                           64            100
     Note payable                               1,235          1,238
                                             --------       --------

          Total current liabilities             1,582          1,709

PENSION LIABILITIES                               248            248
                                             --------       --------

          Total liabilities                     1,830          1,957
                                             ========       ========
STOCKHOLDERS' DEFICIT
     Common stock without par value,
     stated value $1 per share,
     10,000,000 shares authorized;
     6,156,110 shares issued,
       6,112,848 outstanding                    6,113          6,113
     Additional paid-in capital                20,975         20,975
     Retained deficit                         (27,902)       (27,836)
     Pension liability adjustment                (157)          (157)
                                             ---------      --------

          Total stockholders' deficit            (971)          (905)
                                             ---------      --------

     Total liabilities
       and stockholders' deficit             $    859       $  1,052
                                             ========       ========


                                          2

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                               THE ENCORE GROUP, INC.
                                    AND SUBSIDIARY

                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the three months ended March 31, 1996 & 1995 (In thousands, except share and per share data)



                                         THREE MONTHS ENDED MARCH 31,
                                     ----------------------------------
                                        1996                   1995
                                     (unaudited)            (unaudited)
                                     -----------            -----------

SALES                                   $    381              $     380

LESS COST OF SALES                           262                    220
                                        --------              ---------
GROSS PROFIT                                 119                    160

SELLING, GENERAL & A
   ADMINISTRATIVE EXPENSES                   178                    201
                                        --------              ---------
          Operating income (loss)            (59)                   (41)
                                        --------              ---------


NON-OPERATING REVENUES & EXPENSES
     Other income                              -                      -
     Other expense                            (5)                    (5)
     Interest expense                         (2)                   (37)
                                        --------              ---------

          Total non-operating
             revenues & expenses              (7)                   (42)
                                        --------              ---------

NET INCOME (LOSS)                       $   ( 66)             $     (83)
                                        ========              =========

PER SHARE
     Net income (loss) per share        $   (.01)             $    (.01)
                                        ========              =========

     Average common shares
       outstanding                     6,112,848              6,112,848
                                       =========              =========

                               THE ENCORE GROUP, INC.
                                    AND SUBSIDIARY



                         CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the three months ended March 31, 1996 & 1995
                                    (In thousands)


                                               THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------
                                               1996                  1995
                                            (unaudited)           (unaudited)
                                            -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                $    ( 66)             $     (83)
    Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities
         Depreciation                               2                     4
         Amortization of goodwill                   6                     6
         Loss on disposal of assets                 -                     -
         Accounts receivable                      200                    140
         Inventory                                (14)                    -
         Prepaid expenses and other                 5                     27
         Accounts payable                         (88)                   (92)
         Accrued liabilities                      (36)                   (13)
                                            ----------             ----------
              Net cash provided by
                operating activities                9                    (11)
                                            ----------             ----------


CASH FLOWS RELATED TO INVESTING ACTIVITIES
    Collections on notes and
      mortgage receivable                           -                     -
    Proceeds from sale of fixed assets              -                     -
    Purchase of fixed assets                        -                     -
                                            ----------             ----------

         Net cash provided by (used in)
           investing activities                     -                     -
                                            ----------             ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
    Net borrowings (payments)
      related to line of credit                     -                     -
    Principal payments on notes payable            (3)                    (5)
                                            ----------             ----------
         Net cash used in financing
              activities                           (3)                    (5)
                                            ----------             ----------

NET INCREASE (DECREASE) IN CASH                     6                    (16)


CASH, beginning of quarter                          8                     31
                                            ----------             -----------

CASH, end of quarter                        $      14              $      15
                                            ==========             ===========

INTEREST PAID                               $       2              $      37
                                            ==========             ===========



                                          4

                   The accompanying notes are an integral part of
                       these consolidated financial statements.

                               THE ENCORE GROUP, INC.
                                    AND SUBSIDIARY
                      Notes to consolidated financial statements



NOTE A - BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

The accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995, and the statements of operations and the statements of cash flows for the periods ended March 31, 1996 and 1995, have been prepared in conformity with generally accepted accounting principles. The management of The Encore Group, Inc. (the "Company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. It is the Company's opinion that, when the interim statements are read in conjunction with the audited financial statements set forth in the annual Form 10-K for the year ended December 31, 1995, the disclosures are adequate to make the information presented not misleading.

The consolidated financial statements include the accounts of The Encore Group, Inc., and its wholly owned subsidiary, VDO-Pak, Inc. (referred to hereafter as the "VDO-Pak"). All significant intercompany accounts and transactions have been eliminated.

VDO-Pak's operations consist of supplying replacement batteries and power related accessories to the video and cellular telephone industries, located primarily in the Eastern Untied States. Historically, VDO-Pak has operated profitably, however, earnings have not been enough to offset the Company's debt and associated interest charges. This has resulted in working capital deficits and net losses. Additionally, the Company has been out of compliance with its note payable since January 31, 1992 (See Note E).

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE - Collectibility of receivables is periodically assessed by management. This assessment provides the basis for the allowance for doubtful accounts and the related bad-debt expense. The allowance for doubtful accounts was $31 and $31 at March 31, 1996 and December 31, 1995, respectively. Assets for which the Company has credit risk are trade accounts receivables which amount to $122 and $322 at March 31, 1996 and December 31, 1995, respectively. The Company's trade customers are geographically dispersed throughout the United States, with a significant concentration in the Eastern United States. The Company performs ongoing credit evaluation of its customers' financial conditions and generally requires no collateral from its customers.

INVENTORY - Inventory is stated at the lower of cost (first-in, first-out method) or market at March 31, 1996 and December 31, 1995. Inventory consists of components and products for manufacture and resale. At March 31, 1996 and December 31, 1995, a reserve of $127, was provided to record slow-moving inventory at its estimated net realizable value.

FIXED ASSETS - Fixed assets are stated at cost, net of accumulated depreciation of $176 and $174 at March 31, 1996 and December 31, 1995, respectively. Expenditures for additions to property and equipment are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation of property and equipment is computed principally on the straight-line basis over the estimated useful lives of the assets (generally three to eight years). Leasehold improvements are amortized on the straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements.

INCOME TAXES - Income taxes are recognized during the year in which transactions enter into the determination of financial statement income with deferred taxes provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.
                                          5

AMORTIZATION OF GOODWILL - Goodwill relates to the original acquisition of VDO-Pak and is amortized on a straight line basis over the expected benefit of 20 years. Accumulated amortization was $149 and $143 at March 31, 1996 and December 31, 1995. Management periodically assesses the recoverability of goodwill and believes the existing amortization schedule is appropriate at March 31, 1996.

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

NOTE C - LAND HELD FOR SALE

In June 1988, the Company took title to commercial property in Gillette, Wyoming as resolution of the land development project. During 1995, the Company wrote down this asset by $45, to reflect the property at its estimated fair market value of $15.

NOTE D - OFFICER RECEIVABLE

During 1995, the Company advanced the majority stockholder $87.5, of which $13 has been repaid. Subsequent to year-end, the stockholder began working with the Bank of California to restructure his personal debts as well as the Company's debt. There is no guarantee that the stockholder will be successful in his efforts to restructure his debt. Accordingly, the Company has reserved for the entire balance of $74.5 at December 31, 1995. This reserve was recorded as a non-operating expense.

NOTE E - NOTE PAYABLE

The Company continues to have a working capital deficit of $1,245. This deficit is directly attributable to the Company's outstanding note payable with the Bank of California. The Company has no further availability to borrow since the Company is not in compliance with the credit agreement that required payment of this note on January 31, 1992. The Company does not have a formal long-term arrangement with the current lender, and the Company has ceased making monthly principal payments of $2.5 plus interest on the outstanding balance as of January 1996. The balance on the note totaled $1,238 at December 31, 1995. The Company and principal stockholder are currently negotiating with the bank to restructure their obligation through the conversions of a portion of their obligation to equity or equity like instrument.

The line is guaranteed by the principal stockholder and is secured by accounts receivable, inventory, and the principal stockholders' common stock holdings in the Company.

It is not practicable to estimate the fair value of the Company's short-term debt, as the note is due on demand.

NOTE F - ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:   March 31, December 31,
                                                        1996       1995
                                                       ------     ------
    Accrued salaries and payroll taxes                 $   15     $  15
    Professional fees                                      12         12
    Other                                                  37         73
                                                       ------     ------

                                                       $   64      $ 100
                                                       ======      ======

                                    PART I, ITEM 2
                               THE ENCORE GROUP, INC.
                                   AND SUBSIDIARIES


                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

RESULTS OF OPERATIONS

PERIOD ENDED MARCH 31, 1996 COMPARED TO PERIOD ENDED MARCH 31, 1995

Operating results for the quarter ended March 31, 1996 include the operations of the Company and its wholly-owned subsidiary, VDO-Pak. During the quarter VDO-Pak had sales of $381 and a net loss of $22 versus last year's quarter with sales of $380 and net loss of $8.

Interest expense for the quarter ended March 31, 1996, was $2, compared to $37 for the prior year's quarter, consisting mostly of interest on the line of credit. The lower interest in 1996 is a result of the Company ceasing to pay interest to the bank as it and the principal stockholder are currently negotiating with the bank to restructure their obligations. Other interest expense is interest paid and accrued on notes payable.

The net loss for the quarter ended March 31, 1996, was $66 compared to $83 loss for the same quarter last year. The decreased loss is a result of lower interest costs as noted above. Other costs were up relating to the Company's proposed 1-for-500 stock split. These costs will continue on into the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996 the Company had a cash balance of $4, an increase of $6 from the end of fiscal year 1995. The primary uses of cash during the period were funding the operations and working capital requirements of the Company and its subsidiary.

Accounts receivable decreased during the quarter to provide working capital needed to fund the operations. Working capital was in a deficit position of $1,245 compared to deficit $1,187 at the end of 1995.

The Company intends to continue operating VDO-Pak and is currently relying on this facility to provide cash flow for its day to day operations since they have no further availability to borrow on the line of credit. Currently, the Company is not in compliance with its existing credit agreement, which required repayment on January 31, 1992. To this point, VDO-Pak has provided enough cash flow to allow the Company to continue to operate.

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




ITEM 5.  OTHER INFORMATION

    (a)  Subsequent Events

         The shareholders at a special meeting on April 23, 1996 ratified an amendment to the Restated Articles of Incorporation resulting in a 1-for-500 reverse split of the Registrant's common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

    (a)  There were no exhibits during this time frame.

    (b)  Reports on From 8-K

         A Form 8-K was filed on May 6, 1996 reporting the results of the April 23, 1996 shareholder meeting.

                                      SIGNATURES
                                THE ENCORE GROUP, INC.
                                   AND SUBSIDIARIES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE ENCORE GROUP, INC.



Date:    May 13, 1996
                                            /s/ Kenneth L. Wright
                                            ---------------------------------
                                            Kenneth L. Wright
                                            Executive Vice President and
                                            Principal Financial Officer