Form 10-Q
period 1996-09-30
ENCORE GROUP INC
filed 1996-11-15
CIK 276259

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



          For the Nine Months Ended                Commission File Number
             September 30, 1996                          0-4563



                          THE ENCORE GROUP, INC.
                              P.O. Box 69536
                          Portland, Oregon  97201

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


Number of shares of common stock outstanding as of November 14, 1996: 6,112,848. The number of shares outstanding is reported PRIOR TO giving effect to the reverse stock split of April 23, 1996, which has not been completed.

                             Part I, Item I

                         THE ENCORE GROUP, INC.
                            AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET
                 As of September 30, 1996 and December 31, 1995
                     (In thousands, except share data)

                                                 September 30,  December 31,
                                                     1996          1995
                                                  --------       --------
                                                        (Unaudited)

                                  ASSETS
CURRENT ASSETS

    Cash                                         $      13      $       8
    Accounts receivable                                  6            291
    Inventory                                          101            200
    Prepaid expenses                                    11             23
                                                  --------       --------
                   Total current assets                131            522
                                                  --------       --------

NON-CURRENT ASSETS
    Real estate,                                        15             15
    Fixed assets, net                                    4              8
    Goodwill, net                                      489            507
                                                  --------       --------
                                                       508            530
                                                  --------       --------
    Total assets                                 $     639      $   1,052
                                                  ========       ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable                             $     334      $     371
    Accrued liabilities                                 46            100
    Lines of credit                                  1,235          1,238
                                                  --------       --------
              Total current liabilities              1,615          1,709

PENSION LIABILITIES                                    248            248
                                                  --------       --------
              Total liabilities                      1,863          1,957

STOCKHOLDERS' EQUITY
    Common stock without par value, stated value $1 per share,
      10,000,000 shares authorized; 6,156,110 shares issued,
      6,112,848 outstanding                          6,113          6,113
    Additional paid-in capital                      20,975         20,975
    Retained deficit                               (28,155)       (27,836)
    Pension Liability Adjustment                      (157)          (157)

              Total stockholders' deficit           (1,224)          (905)

    Total liabilities and stockholders' deficit  $     639      $   1,052
                                                  ========       ========
                                        2

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the periods ended September 30, 1996 & 1995
                (In thousands, except share and per share data)


                            THREE MONTHS ENDED         NINE MONTHS ENDED
                               September 30,             September 30,
                            -------------------------------------------
                             1996        1995         1996        1995


                         (unaudited) (unaudited)  (unaudited) (unaudited)
                         ----------- -----------  ----------- -----------

SALES                      $     77  $    506       $    737  $  1,335

LESS COST OF SALES               86       323            535       827
                            -------   -------        -------   -------
GROSS PROFIT                     (9)      183            202       508

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES       116       186            496       578
                            -------   -------        -------   -------

 Operating income (loss)       (125)       (3)          (294)      (70)

NON-OPERATING REVENUES & EXPENSES
    Other income                  -         -              -         -
    Other expense                (5)       (6)           (15)      (15)
    Interest expense             (3)      (41)           (10)     (111)

 Total non-operating
     revenues & expenses         (8)      (47)           (25)     (126)
                            -------   -------        -------   -------


NET INCOME (LOSS)           $  (133)  $  ( 50)       $  (319)  $  (196)

PER SHARE
    Net income (loss)
             per share      $  (.02)  $  (.01)       $  (.05)  $  (.03)

Average common
      shares outstanding   6,112,848 6,112,848      6,112,848  6,112,848


The number of shares outstanding is reported PRIOR TO giving effect to the reverse stock split of April 23, 1996, which has not yet been completed.

                                        3

       The accompanying notes are an integral part of these consolidated financial statements.

                          THE ENCORE GROUP, INC.
                            AND SUBSIDIARIES


                   CONSOLIDATED STATEMENT OF CASH FLOWS
            For the nine months ended September 30, 1996 & 1995
                             (In thousands)

                                      NINE MONTHS ENDED SEPTEMBER 30,

                                           1996           1995
                                        (unaudited)    (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $  (319)   $  (196)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
       Depreciation                                 4          10
       Amortization of goodwill                    18          18
       Loss on disposal of assets                   -          -
       Accounts receivable                        285           4
       Inventory                                   99          68
       Prepaid expenses and other                  12          33
       Accounts payable                           (37)         66
       Accrued liabilities                        (54)        (11)
                                               ------      ------
     Net cash provided by operating activitie s     8          (8)
                                               ------      ------


CASH FLOWS RELATED TO INVESTING ACTIVITIES
  Collections on notes and mortgage receivable      -           -
  Proceeds from sale of fixed assets                -           -
  Purchase of fixed assets                          -          (2)


                                               ------      ------
       Net cash provided by (used in)
                     investing activities           -          (2)
                                               ------      ------


CASH FLOWS RELATED TO FINANCING ACTIVITIES
  Net borrowings (payments) re line of credit       -           -
  Principal payments on notes payable              (3)        (18)
                                               ------      ------
       Net cash used in financing activities       (3)        (18)

NET INCREASE (DECREASE) IN CASH                     5         (28)



CASH, beginning of period                           8          31

CASH, end of quarter                           $   13      $    3
                                               ======      ======

INTEREST PAID                                  $   10      $  111
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

                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY
                   Notes to consolidated financial statements

NOTE A - BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

The accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995, and the statements of operations and the statements of cash flows for the periods ended September 30, 1996 and 1995, have been prepared in conformity with generally accepted accounting principles. The management of The Encore Group, Inc. (the "Company") believes that all adjustments necessary for a fair statement of the results of such interim periods have been included. It is the Company's opinion that, when the interim statements are read in conjunction with the audited financial statements set forth in the annual Form 10-K for the year ended December 31, 1995, the disclosures are adequate to make the information presented not misleading.

The consolidated financial statements include the accounts of The Encore Group, Inc., and its wholly owned subsidiary, VDO-Pak, Inc. (referred to hereafter as the "VDO-Pak"). All significant intercompany accounts and transactions have been eliminated.

VDO-Pak has ceased operations. Historically, VDO-Pak had operated profitably, however, earnings were not enough to offset the Company's debt and associated interest charges. This resulted in working capital deficits and net losses. Additionally, the Company has been out of compliance with its note payable terms since January 31, 1992.

VDO-Pak has been closed and its remaining assets liquidated. The Company has no operations. Also see page 7, below.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Accounts receivable - Collectibility of receivables is periodically assessed by management. This assessment provides the basis for the allowance for doubtful accounts and the related bad-debt expense. The allowance for doubtful accounts was $22 and $31 at September 30, 1996 and December 31, 1995, respectively. Assets for which the Company has credit risk are trade accounts receivable which amount to $28 and $322 at September 30, 1996 and December 31, 1995, respectively.

The Company's trade customers were geographically dispersed throughout the United States. The Company performs ongoing credit evaluation of its customers' financial conditions and generally requires no collateral from its customers.

Inventory - Inventory was stated at the lower of cost (first-in, first-out method) or market at September 30, 1996 and December 31, 1995. Inventory consisted of components and products for manufacture and resale. At September 30, 1996 and December 31, 1995, a reserve of $79 and $127, rspectively,was provided to record slow-moving inventory at its estimated net realizable value.

Fixed assets - Fixed assets are stated at cost, net of accumulated depreciation of $179 and $174 at September 30, 1996 and December 31, 1995, respectively. Expenditures for additions to property and equipment are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation of property and equipment is computed principally on the straight-line basis over the estimated useful lives of the assets (generally three to eight years).

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES - continued

Amortization of goodwill - Goodwill relates to the original acquisition of VDO-Pak and is amortized on a straight line basis over the expected benefit of 20 years. Accumulated amortization was $161 and $143 at September 30, 1996 and December 31, 1995. With the closure of the operation the remaining goodwill is planned to be written off in the last quarter of the year.

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

NOTE C - LAND HELD FOR SALE

The Company owns commercial property in Gillette, Wyoming carried at its estimated fair market value of $15.

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

NOTE E - NOTE PAYABLE

The Company has a working capital deficit of $1,484 as of September 30, 1996. This deficit is directly attributable to the Company's outstanding note payable with the Bank of California. The Company has no further availability to borrow since the Company is not in compliance with the credit agreement that required payment of this note on January 31, 1992. The Company does not have a formal long-term arrangement with the current lender, and the Company has ceased making monthly principal payments of $2.5 plus interest on the outstanding balance as of January 1996. The balance on the note totaled $1,235 at September 30, 1996. The Company and principal stockholder are currently negotiating with the bank to restructure their obligation through the conversions of a portion of their obligation to equity or equity like instrument. The line is guaranteed by the principal stockholder and is secured by accounts receivable, inventory, and the principal stockholders'common stock holdings in the Company.

It is not practicable to estimate the fair value of the Company's short-term debt, as the note is due on demand.

NOTE F - ACCRUED LIABILITIES

  Accrued liabilities consisted of the following:

                                              September 30,  December 31,
                                                  1996           1995

  Accrued salaries and payroll taxes          $    12        $    15
  Professional fees                                10             12
  Other                                            24             73
                                                -----          -----
                                              $    46        $   100

                              Part I, Item 2
                         THE ENCORE GROUP, INC.
                            AND SUBSIDIARIES


             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

RESULTS OF OPERATIONS

Period Ended September 30, 1996 Compared to Period Ended September 30, 1995

Operating results for the quarter ended September 30, 1996 include the operations of the Company and its wholly-owned subsidiary, VDO-Pak. During the quarter VDO-Pak had sales of $22 and a net loss of $83 versus last year's quarter with sales of $279 and net loss of $38.

Interest expense for the quarter ended September 30, 1996, was $3, compared to $41 for the prior year's quarter, consisting mostly of interest on the line of credit. The lower interest in 1996 is a result of the Company ceasing to pay interest to the bank while it and the principal stockholder are negotiating with the bank to restructure their obligations. Other interest expense is interest paid and accrued on notes payable.

The net loss for the quarter ended September 30, 1996, was $123 compared to $50 loss for the same quarter last year. The increased loss is a result of lower sales. Other costs were up relating to the Company's 1-for-500 stock split. These costs will continue into the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996 the Company had a cash balance of $13, an increase of $5 from the end of fiscal year 1995. The primary uses of cash during the period were funding the operations and working capital requirements of the Company and its subsidiary.

Accounts receivable decreased during the quarter to provide working capital needed to fund the operations. Working capital was in a deficit position of $1,484 compared to deficit $1,187 at the end of 1995. The Company is not in compliance with its existing credit agreement, which required repayment on January 31, 1992.

The Company is no longer able to rely on VDO-Pak to provide cash flow for its day to day operations. In spite of reassurances from its bank no restructuring of the outstanding bank debt has occured.

As of the date of this report, the Company has ceased meeting its credit obligations.

                        Part II, Other Information

                          THE ENCORE GROUP, INC.


Item 1.  Legal Proceedings

    The Company was not involved in any litigation.




Item 5.  Other Information

    (a)  None.




Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibit A, The Encore Group, Inc. Press Release, was filed with a report on Form 8-K during the quarter. No other exhibits were filed.

    (b)  A report on Form 8-K was filed on August 7, 1996

                                Signatures
                          THE ENCORE GROUP, INC.
                             AND SUBSIDIARIES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                The Encore Group, Inc.



Date:    November 14, 1996


                                                /s/ Kenneth L. Wright
                                                ----------------------------
                                                Executive Vice President and
                                                Principal Financial Officer