Form 10-K
period 1996-12-31
ENCORE GROUP INC
filed 1998-04-03
CIK 276259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended: December 31, 1996

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
        For the transition period from               to
                                      ---------------  --------------

                         Commission file Number: 0-4563

                             THE ENCORE GROUP, INC.
                                  PO Box 69536
                             Portland, Oregon 97201

               I.R.S. Employer Identification Number: 93-0580867
                      Incorporated in the State of Oregon
                        Telephone number: (503) 221-4255


         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, without par value
                                (Title of class)

         Indicate by check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X  No
                                                ---   ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

        State issuer's revenues for its most recent fiscal year: $748,660

        State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: nil aggregate market value as of December 31, 1996, based on the fact that no stock was traded.

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,820 shares of Common Stock, without par value, on May 2, 1997.

                                   ----------

The total number of pages contained in this Form 10-K is 29.
The Exhibit Index is located at sequentially numbered page 15.

                               INDEX TO FORM 10-K

                      For the year ended December 31, 1996



                                     PART I                          Page
                                                                     ----

Item 1.     Business                                                   3

Item 2.     Properties                                                 4

Item 3.     Legal Proceedings                                          4

Item 4.     Submission of Matters to a Vote of Security Holders        4


                                 PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                        5

Item 6.     Selected Financial Data                                    6

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7

Item 8.     Financial Statements and Supplementary Data                7

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                        7


                                PART III

Item 10.    Directors and Executive Officers of the Registrant         8

Item 11.    Executive Compensation                                    10

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                13

Item 13.    Certain Relationships and Related Transactions            14


                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                               14

Index to Exhibits                                                     15
Financial Statements                                                  F-1

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Company Overview
----------------

         As of this report, Registrant ("Encore") is defunct, with insufficient assets to meet its obligations. Registrant's only operating subsidiary, VDO-Pak, Inc., Port Orange, Florida, ceased operations in August 1996. The Registrant ceased operations in November 1996. Subsequently, on February 28, 1997, Encore vacated its leased premises at 4800 SW Macadam, Suite 100, Portland, Oregon. Encore currently utilizes a post office box and a telephone voice messaging service for its communications.

         Encore is the successor corporation of American Guaranty Financial corporation (formerly American Guaranty Life Insurance Company), which originally experienced financial difficulties beginning in the late 1970's due to extremely unprofitable investments in ill-chosen development projects. Although the Registrant was once a company of sizable proportions, the unprofitable investments were disastrous. In 1989 the net worth of the company was essentially depleted. In addition to the losses, the company was also involved in substantial litigation regarding failed operations.

         In 1989 approximately one-third of Registrant's common stock was acquired by Bruce L. Engel. New management was installed and efforts were set in motion to resolve the litigation and rebuild the company. Registrant acquired VDO-Pak, Inc., Port Orange, Florida, a supplier of power packs, rechargeable batteries and accessories for cellular telephones. A bank loan of approximately $1,200,000 was arranged, secured by VDO-Pak's assets, accounts receivable and inventory. The loan, from the Bank of California, now known as the Union Bank of California, was guaranteed by registrant's controlling shareholder.

         Also in 1989, Registrant acquired Vidcom Manufacturing, Inc., Livonia, Michigan, a fabricator of nickel-cadmium batteries for cellular phones. In 1991 Vidcom Manufacturing, Inc. was closed due to the lack of a customer base.

         Registrant changed its name to The Encore Group, Inc. in 1990.

         From 1992 through 1995 Registrant conducted a series of activities devoted to clearing up unresolved legal matters and attempting to strengthen the company. In 1995, Encore approached the bank and offered to satisfy the loan on a reduced and modified basis. Throughout the calendar year 1996 the bank gave continuing assurances that the settlement proposal would be accepted. Based upon these statements, Encore continued operating VDO-Pak and prepared to attract new capital by securing shareholder approval of a 1 for 500 reverse stock split. In the second half of 1996 the bank reneged on its acceptance of the restructuring proposal.

         On December 6, 1996, the bank reversed itself again and granted a settlement. However, by this time both VDO-Pak, Inc. and Encore were shut down and insolvent.

Future Efforts to Revive the Business.
--------------------------------------

         Registrant's controlling shareholder is working to revive the company by settling the claims of the creditors. These creditors include trade vendors, the Internal Revenue Service, and the Pension Benefit Guarantee Corporation. Should these settlement arrangements be made, it will be necessary for Registrant to secure working capital to fund the arrangements. There is no assurance that this effort will succeed.


ITEM 2. DESCRIPTION OF PROPERTIES

         The company has no facilities or premises. Vacant land, carried on the books as "Land held for sale" was sold in 1997, subsequent to this report.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 23, 1996, the shareholders approved a 1 for 500 reverse stock split, in accordance with the Proxy Statement issued February 28, 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock:
                                   1996                1995
                              ---------------     ---------------
                               High      Low       High      Low
                              -----     -----     -----     -----
          First Quarter       $0.05     $0.05     $0.06     $0.05
          Second Quarter         Not traded        0.06     $0.06
          Third Quarter          Not traded        0.06     $0.05
          Fourth Quarter         Not traded        0.05     $0.05


         In   conformance   with  the  reverse  stock  split   approved  by  the
shareholders on April 23, 1996, shareholders with less than 500 shares had the right to receive $0.10 per share for their holdings.

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

         The number of outstanding shares of the Registrant's common stock as of May 2, 1997, after giving effect to the 1-for-500 reverse stock split, was 9,820.

         As of May 2, 1997, there were 202 record holders of the Registrant's common stock.

ITEM 6. SELECTED FINANCIAL DATA

             (In thousands, except per share amounts)

                          1996        1995         1994         1993         1992          1991
                        --------    --------    ---------    ---------    ---------     --------
Sales                   $   749     $ 2,015     $  3,113     $  2,919     $  3,590      $  4,213
                        ========    ========    =========    =========    =========     ========


Net income (loss)       $   693     $  (384)    $     55     $   (193)    $    134 (1)  $   (642) (1)
                        ========    ========    =========    =========    =========     =========

Net income (loss) per
  common share:         $   .07     $  (.06)    $    .01     $   (.03)    $    .02      $   (.10)
                        ========    ========    =========    =========    =========     =========

Cash                    $    10     $     8     $     31     $     30     $     36      $     27
Fixed assets, net            15           8           19           42           59            76
Other assets                  9       1,036        1,304        1,391        1,630         1,732
                        --------    --------    ---------    ---------    ---------     --------

   Total assets         $    34     $ 1,052     $  1,354     $  1,463     $  1,725      $  1,835
                        ========    ========    =========    =========    =========     ========

Current liabilities     $   294     $ 1,709     $  1,645     $  1,849     $  1,918      $  2,162
Pension liability           267         248          176          105          105           105
                        --------    --------    ---------    ---------    ---------     --------

    Total liabilities   $   561     $ 1,957     $  1,821     $  1,954     $  2,023      $  2,267
                        ========    ========    =========    =========    =========     ========
Total
  stockholders deficit  $  (527)    $  (905)    $   (467)    $   (491)    $   (298)     $   (432)
                        ========    ========    =========    =========    =========     =========

Cash dividends per common
  share                 $  -        $  -        $   -        $   -        $   -         $   -
                        ========    ========    =========    =========    =========     =====


--------
(1) In 1991, the Company ceased operations and liquidated the remaining assets of Vidcom Manufacturing, Inc. (Vidcom), a wholly owned subsidiary located in Livonia, Michigan. Vidcom's liquidation resulted in a restructuring charge of $323 in the year ended December 31, 1991. During 1992, Vidcom was dissolved and its remaining obligations were discharged, resulting in a restructuring gain of $217 in the year ended December 31, 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         During 1995 the Company advanced the majority shareholder $87.5, of which $13 was repaid. Subsequent to the 1995 year-end, the shareholder began working with the Bank of California to restructure his personal debts as well as the Company's debt. There was no guarantee that the shareholder would be successful in his efforts to restructure the debt, and the Company reserved for the entire balance of $74.5 at December 31, 1995. This reserve was recorded as a non-operating expense. This note was written off on December 6, 1996, in recognition of the insolvency of the majority shareholder.

         On December 6, 1996, the Union Bank of California (successor to the Bank of California) entered into a Settlement Agreement with Registrant, Registrant's wholly-owned subsidiary, VDO-Pak, Inc., and Registrant's majority shareholder. This Settlement Agreement discharges all obligations under the note in exchange for 1,005 shares of Encore common stock held by the majority shareholder. Other provisions of the Settlement Agreement pertain to the majority shareholder. Registrant gave effect to this transaction as of December 31, 1996. The entire profit for 1996 was due to the loan settlement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this Item are included on pages F-1 to F-16 of this Annual Report. These financial statements are unaudited.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III


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

         The Directors and Executive Officers of the Registrant as of December 31, 1995, are as follows:

                      Director  Officer    Positions and/or
Name                  Since     Since      Offices Held                     Age

Bruce L. Engel        1988      1991       Director; President and           56
                                           Chief Executive

Teri E. Engel         1989      1989       Director; Corporate Secretary     47

Robert G. Fligg       1988         -       Director                          48

Fred J. Kupel         1995         -       Director                          67

Kenneth L. Wright     1995      1991       Director;                         47
                                           Executive Vice President and
                                           Chief Financial Officer

Note:  Mr. Wright resigned as an Officer and Director as of December 15, 1997

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

         Ms. Engel has been a director and Secretary of the Company since 1989. She served as an executive officer and a director of WTD Industries, Inc. from 1989 to 1994.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued

         Mr. Fligg has been employed since March of 1991, as Chief Financial Officer of Dee Forest Products, Inc., in Hood River, Oregon, a manufacturer of hardboard. He resigned as an Officer March 22, 1991, and was employed by the Registrant as Corporate Secretary starting August 9, 1988. Effective November 19, 1988, he was elected to the additional office of Vice President-Finance. Mr. Fligg held both positions until June 30, 1989, at which time he was elected as Vice President, Treasurer and Assistant Secretary. Beginning in December 1986 and ending in March 1991, he served as Vice President, Treasurer of Encore.

         Mr. Fred J. Kupel has been an independent management consultant for over five years. Prior to 1989 he served as Chief Financial Officer and Corporate Development Officer for various public and private corporations. He has served the Company as a consultant since 1993.

         Mr. Kenneth L. Wright was elected Executive Vice President on March 19, 1991. Prior to that date he was an independent management consultant. During 1987 and the balance of the prior five years, he was Chief Operating Officer with Industrial Leasing Corporation, Portland, Oregon, a lessor of industrial equipment. Mr. Wright is also an Officer of Encore, serving as Vice President. Mr. Wright resigned as an Officer and Director as of December 15, 1997

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE


                                                                          Long-Term Compensation
                                    Annual Compensation                     Awards          Payouts
      (a)             (b)      (c)       (d)       (e)         (f)           (g)         (h)        (i)
                                                                          Securities
                                                  Other                    Underly                  All
                                                  Annual    Restricted       ing                   Other
Name and                                         Compen-      Stock        Options/     LTIP       Comp-
Principal                    Salary     Bonus     sation     Award(s)        SARs      Payouts   ensation
Position             Year      ($)       ($)       ($)         ($)           (#)         ($)        ($)
-------------------  ----    ------     -----    -------    ----------    ---------    -------   ---------
Bruce L. Engel, CEO  1996       -         -         -           -             -           -          -

                     1995       -         -         -           -             -           -          -

                     1994       -         -         -           -             -           -          -

         No executive officer received cash compensation from the Registrant in 1996 in excess of $100,000.

         Directors of the Registrant received no compensation for their services as directors.

         The Registrant has a cash bonus plan for officers and other key employees of the Registrant and for managers and employees of its subsidiary. Under the terms of the plan, the President is eligible to receive a quarterly bonus of 5% of pretax profits earned by the Registrant and/or its subsidiary; other officers and key employees share ratably on the basis of their base pay in a quarterly bonus of 15% of consolidated pretax profits of the Registrant. Under this plan, cash distributions of $0 were made during the year ended December 31, 1996, and $11 were paid in 1995. Cash bonuses to subsidiary managers and employees is based on a percentage of subsidiary pretax profits and are distributed ratably each month.

Pension Plan

         The Registrant has a defined benefit retirement plan (the "Plan") in which participation has been frozen since 1990. Until 1990, employees of the Registrant were automatically covered by the Plan provided they met certain criteria. Normal retirement under the Plan is the first day of the month following the employee's 65th birthday. An employee's retirement benefit is determined according to his final average yearly pay over a five-year base period, years of service and covered compensation. An employee could elect to retire as early as 55, but his retirement benefits will be reduced. All contributions to provide benefits under the Plan and all expenses are paid entirely by the Registrant. A trust fund has been established to receive and hold all Plan contributions, interest and other income to pay the benefits provided by the Plan. There were no contributions made to the Plan in 1996 and 1995 for the Executive Officers named above.

         Below is a table demonstrating the general method of calculation of benefits upon retirement using the average of the highest compensation paid for five years, exclusive of a portion of the lesser of the highest average compensation or covered compensation:

                          Years of Service
Remuneration    15         20         25         30         35
------------ --------   --------   --------   --------   --------
$   25,000   $  7,500   $  8,750   $ 10,000   $ 11,250   $ 11,250
    50,000     15,000     17,500     20,000     22,500     22,500
    75,000     22,500     26,500     30,000     33,750     33,750
   100,000     30,000     35,000     40,000     45,000     45,000
   150,000     45,000     52,500     60,000     67,500     67,500
   200,000     60,000     70,000     80,000     90,000     90,000


Stock Option Plan

         The Registrant has a stock option plan for key employees and directors that provides for the granting of incentive stock options (within the meaning of Section 422A of the Internal Revenue Code) or nonqualified stock options, to purchase shares of the Registrant's common stock at 100% of the fair market value at the date of the grant. The plan is administered by a committee of three or more disinterested persons designated by the Board of Directors, and it terminates on the earlier of January 8, 1999 or the issuance of the full number of shares allocated. The aggregate number of shares for which options may be granted under the plan is 1,400, subject to such adjustments as may be necessary or appropriate upon the payment of stock dividends or by a split-up or split-down of the stock. Option shares are made available from the authorized but unissued shares of the Registrant's common stock. The plan includes restrictions as to annual carryover limits on the fair market value of incentive stock options, as well as provisions with respect to expiration, cancellation and the surrender of any repayment for exercisable options.

         All options granted under the plan through December 31, 1996 are nonqualified options, have a maximum duration of ten years, and are exercisable, cumulatively, in annual increments of 20% commencing six months after the date of the grant.

         As of December 31, 1996, no options have been granted for the Registrant's stock. No options are expected to be issued in the foreseeable future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         The following table sets forth the number of shares of common stock beneficially owned as of May 2, 1997 by (i) persons known to be beneficial owners of more than five percent (5%) of the Registrant's common stock, (ii) each of the directors, and (iii) all officers and directors as a group. Except as otherwise indicated by footnote, the owner has sole voting and investment power with respect to such shares.

                                               Amount and Nature
Name and Address of Beneficial Owner     of Beneficial Ownership(1)(2)   Percent
------------------------------------     -----------------------------   -------



                              Amount and Nature of           Percent
Beneficial Owner              Beneficial Ownership           of Class
--------------------------    --------------------           --------
Bruce L. and Teri E. Engel              3,017  (3)            30.72 %
Bruce L. Engel                            259                  2.64 %
Robert G. Fligg                           -                      -
Fred J. Kupel                              40                   .41 %
Kenneth L. Wright                         562  (4)             5.72 %
                                    ---------                 -----

All Directors and Officers
  as a group (5 persons)                3,878  (5)            39.49 %
                                    =========                 =====


(1) As determined by reference to the transfer agent's report of May 2, 1997, or the beneficial owner's most recent Form 4 or 13D filing.

(2)  Beneficial Ownership is calculated as of May 2, 1997.

(3) Mr. and Mrs. Engel, whose business address is P.O. Box 5805, Portland, OR 97228, own these shares jointly and share voting and investment power.

(4) Shares subject to option under the Registrant's Stock Option Plan are deemed to be outstanding only for the purpose of computing the percent of class owned by the individual optionee.

(5) Mr. Wright owns these shares jointly with his spouse and shares voting and investment power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1995 the Company advanced the majority shareholder $87.5, of which $13 was repaid. Subsequent to the 1995 year-end, the shareholder, being unable to repay the Bank of California in accordance with the terms of the obligation, began working with the Bank of California to restructure his personal debts as well as the Company's debt. There was no guarantee that the shareholder would be successful in his efforts to restructure the debt, and the Company reserved for the entire balance of $74.5 at December 31, 1995. This reserve was recorded as a non-operating expense. This note was written off on December 6, 1996, at the time the majority shareholder settled the note payable to the Union Bank of California (successor to the Bank of California).

         On December 6, 1996, the Union Bank of California entered into a Settlement Agreement with Registrant, Registrant's wholly-owned subsidiary, VDO-Pak, Inc., and Registrant's majority shareholder. This Settlement Agreement discharges all obligations under the note in exchange for 1,005 shares of Encore common stock held by the majority shareholder. Other provisions of the Settlement Agreement pertain to the majority shareholder. Registrant gave effect to this transaction as of December 31, 1996.

PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements are listed in the Index to Consolidated Financial
           Statements on page F-1 of this Annual Report.

(a)(2)     Exhibits:

Exhibit    Description

           27          Financial Data Schedule(1)

(b)        Reports on Form 8-K.  During the quarter ended
           December 31, 1996, the Company filed no reports on
           Form 8-K.
----------
           (1)  This  schedule  has  been  submitted  in  the  electronic   form
           prescribed by EDGAR.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE ENCORE GROUP, INC.



Date:  3/31/98              /s/ Bruce L. Engel
                            Bruce L. Engel
                            President, Principal Executive Officer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the followed persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  3/31/98
                            Kenneth L. Wright
                            Executive Vice President and Chief Financial Officer Mr. Wright resigned as an Officer and Director as of December 15, 1997

Date:  3/31/98              /s/ Bruce L. Engel
                            --------------------
                            Bruce L. Engel
                            Director


Date:  3/31/98              /s/ Fred J. Kupel
                            --------------------
                            Fred J. Kupel
                            Director


Date:  3/31/98              /s/ Robert G. Fligg
                            --------------------
                            Robert G. Fligg
                            Director


Date:  3/31/98              /s/ Teri E. Engel
                            --------------------
                            Teri E. Engel
                            Secretary and Director

                             THE ENCORE GROUP, INC.

                               INDEX TO EXHIBITS

27  Financial Data Schedule

    This schedule has been submitted in the electronic form [rescribed by EDGAR.

                             The Encore Group, Inc.
                   Index to Consolidated Financial Statements
                                  (Unaudited)
                                     -------




                                                                    Page
                                                                    ----
Consolidated Balance Sheet as of December 31, 1996                   F-1

Consolidated Statements of Income for the years ended
     December 31, 1996 and 1995                                      F-2

Consolidated Statements of Changes in Shareholders' Equity
     (Deficit) for the years ended December 31, 1996 and 1995        F-3

Consolidated Statements of Cash Flows for the years ended
     December 31, 1996 and 1995                                      F-4

Notes to Consolidated Financial Statements                           F-5

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                        DECEMBER 31,
                                                  1996              1995
                                               -----------       ----------
ASSETS

CURRENT ASSETS
     Cash                                      $       10        $        8
     Accounts receivable, net                          (1)              291
     Inventory                                          0               200
     Prepaid expenses                                  10                23
                                               -----------       ----------

                  Total current assets                 19               522
                                               -----------       ----------

NON-CURRENT ASSETS
     Land held for sale                                15                15
     Fixed assets, net                                  0                 8
     Goodwill, net                                      0               507
                                               -----------       ----------

                                                       15               530
                                               -----------       ----------

     Total assets                              $       34        $    1,052
                                               ===========       ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                          $      275        $      371
     Accrued liabilities                               19               100
     Note payable                                       0             1,238
                                               -----------       ----------

                  Total current liabilities           294             1,709

PENSION LIABILITIES                                   267               248
                                               -----------       ----------

                  Total liabilities                   561             1,957
                                               -----------       ----------

STOCKHOLDERS' DEFICIT
     Common stock  without  par  value,
stated  value $1 per share,
10,000,000 shares authorized;
6,156,110 shares issued,
       6,112,848 outstanding                        6,113             6,113
     Additional paid-in capital                    20,975            20,975
     Retained deficit                             (27,458)          (27,836)
     Pension liability adjustment                    (157)             (157)
                                               -----------       -----------

                  Total stockholders' deficit        (527)             (905)
                                               -----------       -----------

     Total liabilities and
          stockholders' deficit                $       34        $    1,052
                                               ===========       ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)





                                                             YEAR ENDED DECEMBER 31,
                                                       1996             1995             1994

SALES                                              $     749        $   2,015         $   3,113

LESS COST OF SALES                                       756            1,283             1,965
                                                   ----------       ----------        ---------

GROSS PROFIT                                              (7)             732             1,148
                                                   ----------       ----------        ---------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES               339              808               998
                                                   ----------       ----------        ---------

         Operating income (loss)                        (346)             (76)              240
                                                   ----------       ----------        ----------

NON-OPERATING REVENUES & EXPENSES
     Other income                                         -                -                  1
     Write-down of real estate investment                 -               (45)               -
     Settlement of note payable and adjustments        1,049
     Other expense                                        -              (112)              (63)
     Interest expense                                    (10)           (151)             (123)
                                                   ----------       ----------        ----------

         Total non-operating revenues & expenses       1,039             (308)             (185)
                                                   ----------       ----------        ----------

NET INCOME (LOSS)                                  $     693        $     (384)       $      55
                                                   ==========       ==========        ==========

PER SHARE
     Net income (loss) per share                   $     .07        $    (.06)        $     .01
                                                   ==========       ==========        ==========

     Average common shares outstanding (1)             9,820        6,112,848         6,112,848
                                                   ==========       ==========        =========

----------
(1)After giving effect to the 1 for 500 reverse stock split of April 23, 1996.


       The accompanying notes are an integral part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (In thousands, except share amount)





                                           COMMON STOCK          ADDITIONAL                  PENSION
                                     OUTSTANDING                  PAID-IN      RETAINED     LIABILITY
                                        SHARES       AMOUNT       CAPITAL       DEFICIT     ADJUSTMENT       TOTAL

Balance, December 31, 1993            6,112,848       6,113        20,975       (27,507)           (72)       (491)

    Net income for 1994                      -           -             -              55            -           55

    Pension liability adjustment             -           -             -             -             (31)        (31)
                                   -------------  ----------   -----------   -----------    -----------   ---------

Balance, December 31, 1994            6,112,848       6,113        20,975       (27,452)          (103)       (467)

    Net loss for 1995                        -           -             -           (384)            -         (384)

    Pension liability adjustment             -           -             -             -             (54)        (54)
                                   -------------  ----------   -----------   -----------    -----------   ---------

Balance, December 31, 1995            6,112,848   $   6,113    $  20,975     $  (27,836)    $     (157)   $   (905)

    Net loss for 1996                        -           -             -           (384)            -         (384)
                                   -------------  ----------   -----------   -----------    -----------   ---------

Balance, December 31, 1996 (1)            9,820   $   6,113    $  20,975     $  (27,836)    $     (157)   $   (905)
                                   =============  ==========   ==========    ===========    ===========   =========

----------
(1)  Number of shares after reverse stock split.

       The accompanying notes are an integral part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                YEAR ENDED DECEMBER 31,
                                                              1995       1995       1994
                                                             ------     ------     ------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
  Net income (loss)                                          $ 693      $(384)     $  55
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                               6         13         23
      Allowance for stockholder receivable                       -         75          -
      Amortization of goodwill                                   -         25         26
      Pension liability adjustment                               -        (54)       (31)
      Loss (gain) on disposal or writedown of assets             -         45         (1)
      Accounts receivable                                      292         64         42
      Inventory                                                200        105         19
      Prepaid expenses and other                                13         29          -
      Accounts payable                                         (96)        97       (138)
      Pension liability                                         19         72         71
      Accrued liabilities                                      (81)        (3)       (36)
                                                             ------     ------     ------

         Net cash provided by operating activities           1,046         84         30
                                                             ------     ------     ------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
  Loan to stockholder                                            -        (75)         -
  Proceeds from sale of fixed assets                            (8)         -          2
  Purchases of fixed assets                                      -         (2)        (1)
  Closure of facilities, net                                   202
                                                             ------     ------     ------

         Net cash provided by (used in) investing activities   194       (77)         1
                                                             ------     ------     ------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
  Settlement of note payable                                (1,238)
  Principal payments on notes payable                            -        (30)       (30)
                                                             ------     ------     ------

         Net cash used in financing activities              (1,238)       (30)       (30)
                                                             ------     ------     ------

NET INCREASE (DECREASE) IN CASH                                  2         23          1

CASH, beginning of year                                          8         31         30

CASH, end of year                                            $  10      $   8      $  31
                                                             ======     ======     ======

INTEREST PAID                                                $  10      $ 151      $ 119
                                                             ======     ======     ======


       The accompanying notes are an integral part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994
                (In thousands, except share and per share data)


NOTE A - BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

         The consolidated financial statements include the accounts of The Encore Group, Inc., and its wholly owned subsidiary, VDO-Pak, Inc. (referred to hereafter as the "Company"). All significant intercompany accounts and transactions have been eliminated.

         VDO-Pak, Inc. has ceased operations and is defunct.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

         Accounts receivable - The allowance for doubtful accounts was $ 0 and $31 at December 31, 1996 and 1995, respectively. Assets for which the Company has credit risk are trade accounts receivables which amount to $(1) and $322 at December 31, 1996 and 1995, respectively. The Company no longer has trade customers.

         Inventory - Inventory is stated at the lower of cost (first-in, first-out method) or market at December 31, 1995. Inventory consisted of components and products for manufacture and resale. At December 31, 1995 a reserve of $127 was provided to record slow-moving inventory at its estimated net realizable value. At December 31, 1996, there was no inventory.

         Fixed assets - Fixed assets are stated at cost, net of accumulated depreciation of $174 in 1995. There were no fixed assets in 1996. Expenditures for additions to property and equipment have been capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation of property and equipment is computed principally on the straight-line basis over the estimated useful lives of the assets (generally three to eight years). Leasehold improvements are amortized on the straight-line basis over the lesser of the term of the lease or estimated useful lives of the improvements.

         Income taxes - Income taxes are recognized during the year in which transactions enter into the determination of financial statement income with deferred taxes provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

         Amortization of goodwill - Goodwill relates to the original acquisition of VDO-Pak and was amortized on a straight line basis over the expected benefit of 20 years. Accumulated amortization was $143 at December 31, 1995 and fully written off at December 31, 1996.

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


NOTE C - LAND HELD FOR SALE

         In June 1988, the Company took title to commercial property in Gillette, Wyoming as resolution of the land development project. This property is carried at its estimated fair market value of $15 at December 31, 1996.


NOTE D - OFFICER RECEIVABLE

         During 1995 the Company advanced the majority shareholder $87.5, of which $13 was repaid. Subsequent to the 1995 year-end, the shareholder began working with the Bank of California to restructure his personal debts as well as the Company's debt. There was no guarantee that the shareholder would be successful in his efforts to restructure the debt, and the Company reserved for the entire balance of $74.5 at December 31, 1995. This reserve was recorded as a non-operating expense. This note was written off on December 6, 1996, in recognition of the insolvency of the majority shareholder.

NOTE F - ACCRUED LIABILITIES

         Accrued liabilities consisted of the following at December 31:

                                                  1996           1995
                                                --------       --------
         Accrued salaries and payroll taxes     $    -         $    15
         Professional fees                           -              12
         Other                                       19             73
                                                --------       --------

                                                $    19        $   100
                                                ========       ========


NOTE G - INCOME TAXES

         Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities at the applicable enacted tax rates. There was no income tax expense or benefit recorded in 1996, 1995 or 1994.

         As of December 31, 1996, the Company has federal operating loss (NOL) carryforwards of approximately $14,218 available to offset its future income tax liability. The NOL carryforwards expire as follows:


         Year                      Federal
         of Expiration             Amount
         -------------            --------
         1997                     $  1,555
         1998                     $  2,971
         1999                        1,598
         2000                        3,675
         2001                        2,010
         2002                          373
         2003                        2,373
         2004                           16
         2005                           44
         2006                          611
         2008                          161
         2010                          383
                                  ---------

                                  $ 15,770
                                  =========

         Additionally, the Company has an investment tax credit carryforward of approximately $9. This carryforward expires, if not utilized, through 1999.

         Management periodically reviews the items comprising the net deferred tax assets as to the likelihood of their future deductibility for assessing the need for a valuation allowance. As of December 31, 1996, the deferred tax assets have been completely offset by a valuation reserve. The valuation reserve was established due to the uncertainty surrounding the continued operations of the Company (see Note A).

NOTE H - LEASE AND RENTAL COMMITMENTS

         The  Company  leased its  principal  office  space;  the lease  expired
February  28,  1997.   The   lease   provided  for  an  annual  rent  of
approximately $23. VDO-Pak entered into a lease on July 1995, for plant and office space, which expired in August 1996. Annual rent and fees were approximately $35 per year. There were no future minimum payments under noncancellable operating leases and rental agreements with initial terms of one year or more at December 31, 1996.


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

         The components of net periodic pension expense for the year ended December 31 are as follows:

                                           1996         1995         1994
                                        ---------    ---------    ---------

         Service cost                   $     -      $     -      $     -
         Interest cost                                     44           41
         Actual return on assets                          (74)         (19)
         Unrecognized net (gain) loss                       4            3
         Deferred asset (gain) loss                        44          (12)
                                        ---------    ---------    ---------

         Net periodic pension expense   $  N/A       $     18     $     13
                                        =========    =========    =========


         The funded status of the plan at December 31 is as follows:

                                                        1996           1995
                                                     ---------      ---------
         Accumulated benefit obligation,
           including vested benefit obligation
           of $660,254 at December 31, 1995          $    660       $   660
                                                     =========      =========

         Plan assets at fair market value            $    412       $   412
         Projected benefit obligation                    (660)         (660)
                                                     ---------      ---------

         Funded status                                   (248)         (248)
         Unrecognized net (gain) loss                     157           157
         Adjustment for minimum liability                (157)         (157)
                                                     ---------      ---------

         Accrued pension liability                   $   (248)      $  (248)
                                                     =========      =========


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

NOTE K - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The unaudited quarterly financial information for the years ended December 31, 1996 and 1995, is as follows:


                                              1996 QUARTER ENDED
                                ---------------------------------------------
                                March 31     June 30     Sept. 30    Dec. 31
                                --------    ---------   ---------   ---------

         Sales                  $    381    $    279    $     77    $     12
                                =========   =========   =========   =========

         Gross profit           $    119    $     92    $     (9)   $   (209)
                                =========   =========   =========   =========

         Net income (loss)      $    (66)   $   (120)   $   (133)   $  1,012
                                =========   =========   =========   =========

         Per share - net loss   $   (.01)   $   (.02)   $   (.02)   $    .12
                                =========   =========   =========   =========


                                              1995 QUARTER ENDED
                                ---------------------------------------------
                                March 31     June 30    Sept. 30     Dec. 31
                                --------    ---------   ---------   ---------

         Sales                  $    380    $    449    $    506    $    680
                                =========   =========   =========   =========

         Gross profit           $    160    $    165    $    183    $    224
                                =========   =========   =========   =========

         Net loss               $    (83)   $    (63)   $    (50)   $   (188)
                                =========   =========   ========    =========

         Per share - net loss   $   (.01)   $   (.01)   $   (.01)   $   (.03)
                                =========   =========   =========   =========