Form 10-Q
period 1997-03-31
ENCORE GROUP INC
filed 1998-05-04
CIK 276259

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549


                                 FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



          For the Three Months Ended                   Commission File Number
                 March 31, 1997                             0-4563



                          THE ENCORE GROUP, INC.
                              P.O. Box 69536
                          Portland, Oregon  97201

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
                           YES        NO   X
                                            --------  --------



         Number of shares of common stock outstanding as of May 2, 1998:  9,820

                                 Part I, Item I
                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1997 and December 31, 1996
                        (In thousands, except share data)

                                                      March 31,   December 31,
                                                        1997          1996
                                                    ------------  ------------
                                                             (Unaudited)
                                  ASSETS
CURRENT ASSETS
    Cash                                            $         5   $        10
    Accounts receivable                                       -            (1)
    Inventory                                                 -             -
    Prepaid expenses                                          6            10
                                                    ------------  ------------
       Total current assets                                  11            19
                                                    ------------  ------------

NON-CURRENT ASSETS
    Land held for sale                                       15            15
    Fixed assets, net                                         -             -
    Goodwill, net                                             -             -
                                                    ------------  ------------
                                                             15            15
                                                    ------------  ------------
Total assets                                        $        26   $        34
                                                    ============  ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                                $       275   $       275
    Accrued liabilities                                      38            19
    Note payable                                              -             -
                                                    ------------  ------------
        Total current liabilities                           313           294

PENSION LIABILITIES                                         248           267

        Total liabilities                                   561           561
                                                    ------------  ------------
STOCKHOLDERS' DEFICIT
    Common stock without par value,
         9,820 outstanding                                6,113         6,113
    Additional paid-in capital                           20,975        20,975
    Retained deficit                                    (27,466)      (27,458)
    Pension liability adjustment                           (157)         (157)
                                                    ------------  ------------
       Total stockholders' deficit                         (535)         (527)

    Total liabilities and stockholders' deficit     $        26   $        34
                                                    ============  ============

                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended March 31, 1997 & 1996
                 (In thousands, except share and per share data)



                                                    THREE MONTHS ENDED MARCH 31,
                                                        1997          1996
                                                    ------------  ------------
                                                           (unaudited)
SALES                                               $         -   $       381

LESS COST OF SALES                                            -           262
                                                    ------------  ------------
GROSS PROFIT                                                  -           119

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                    5           178
                                                    ------------  ------------
       Operating income (loss)                               (5)          (59)
                                                    ------------  ------------
NON-OPERATING REVENUES & EXPENSES
    Other income                                              -             -
    Other expense                                             -            (5)
    Interest expense                                          -            (2)
                                                    ------------  ------------
       Total non-operating revenues & expenses                -            (7)
                                                    ------------  ------------

NET INCOME (LOSS)                                   $        (5)  $       (66)
                                                    ============  ============
PER SHARE
    Net income (loss) per share                     $      (.51)  $     (6.72)
                                                    ============  ============

    Average common shares outstanding                     9,820         9,820
                                                    ============  ============

                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the three months ended March 31, 1997 & 1996
                                 (In thousands)


                                                    THREE MONTHS ENDED MARCH 31,
                                                        1997          1996
                                                    ------------  ------------
                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $        (5)  $       (66)
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
       Depreciation                                           -             2
       Amortization of goodwill                               -             6
       Loss on disposal of assets                             -             -
       Accounts receivable                                    -           200
       Inventory                                              -           (14)
       Prepaid expenses and other                             -             5
       Accounts payable                                       -           (88)
       Accrued liabilities                                    -           (36)
                                                    ------------  ------------
       Net cash provided by operating activities             (5)            9
                                                    ------------  ------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
    Collections on notes and mortgage receivable              -             -
    Proceeds from sale of fixed assets                        -             -
    Purchase of fixed assets                                  -             -
                                                    ------------  ------------
Net cash provided by (used in) investing activities           -             -
                                                    ------------  ------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
    Net borrowings (payments) related to line of credit       -             -
    Principal payments on notes payable                       -            (3)
                                                    ------------  ------------
    Net cash used in financing activities                     -            (3)
                                                    ------------  ------------
NET INCREASE (DECREASE) IN CASH                              (5)            6

CASH, beginning of quarter                                   10             8
                                                    ------------  ------------
CASH, end of quarter                                $         5   $        14
                                                    ============  ============
INTEREST PAID                                       $         -   $         2
                                                    ============  ============

                                 Part I, Item 2
                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS

Registrant is not operating.

LIQUIDITY AND CAPITAL RESOURCES

Registrant is insolvent and defunct.

Future efforts to revive the business.
-------------------------------------

         Registrant's controlling shareholder is seeking to revive the company by settling the claims of the creditors. These creditors include trade vendors, the Internal Revenue Service, and the Pension Benefit Guarantee Corporation. Should these settlement arrangements be made, it will be necessary for Registrant to secure working capital to fund the arrangements. There is no assurance that this effort will succeed.




                           Part II, Other Information
                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES

Item 1.  Legal Proceedings
         The Company was not involved in any litigation.



Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on From 8-K

            None

                                   Signatures
                             THE ENCORE GROUP, INC.
                                AND SUBSIDIARIES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The Encore Group, Inc.


Date:    May 4, 1998

                                                 /s/Fred J. Kupel
                                                 ----------------
                                                 Fred J. Kupel
                                                 Vice President - Finance and
                                                 Chief Financial Officer