Form 10-Q/A
period 1997-03-31
ENCORE GROUP INC
filed 1998-05-06
CIK 276259

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q/A
                                 AMENDMENT #1 TO
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
                                                    ============  ============

                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the three months ended March 31, 1997 & 1996
                 (In thousands, except share and per share data)



                                                    THREE MONTHS ENDED MARCH 31,
                                                        1997          1996
                                                    ------------  ------------
                                                           (unaudited)
SALES                                               $         -   $       381

LESS COST OF SALES                                            -           262
                                                    ------------  ------------
GROSS PROFIT                                                  -           119

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                    8           178
                                                    ------------  ------------
       Operating income (loss)                               (8)          (59)
                                                    ------------  ------------
NON-OPERATING REVENUES & EXPENSES
    Other income                                              -             -
    Other expense                                             -            (5)
    Interest expense                                          -            (2)
                                                    ------------  ------------
       Total non-operating revenues & expenses                -            (7)
                                                    ------------  ------------

NET INCOME (LOSS)                                   $        (8)  $       (66)
                                                    ============  ============
PER SHARE
    Net income (loss) per share                     $      (.81)  $     (6.72)
                                                    ============  ============

    Average common shares outstanding                     9,820         9,820
                                                    ============  ============

                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the three months ended March 31, 1997 & 1996
                                 (In thousands)


                                                    THREE MONTHS ENDED MARCH 31,
                                                        1997          1996
                                                    ------------  ------------
                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $        (8)  $       (66)
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
       Depreciation                                           -             2
       Amortization of goodwill                               -             6
       Loss on disposal of assets                             -             -
       Accounts receivable                                    -           200
       Inventory                                              -           (14)
       Prepaid expenses and other                             3             5
       Accounts payable                                       -           (88)
       Accrued liabilities                                    -           (36)
                                                    ------------  ------------
       Net cash provided by operating activities             (5)            9
                                                    ------------  ------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
    Collections on notes and mortgage receivable              -             -
    Proceeds from sale of fixed assets                        -             -
    Purchase of fixed assets                                  -             -
                                                    ------------  ------------
Net cash provided by (used in) investing activities           -             -
                                                    ------------  ------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
    Net borrowings (payments) related to line of credit       -             -
    Principal payments on notes payable                       -            (3)
                                                    ------------  ------------
    Net cash used in financing activities                     -            (3)
                                                    ------------  ------------
NET INCREASE (DECREASE) IN CASH                              (5)            6

CASH, beginning of quarter                                   10             8
                                                    ------------  ------------
CASH, end of quarter                                $         5   $        14
                                                    ============  ============
INTEREST PAID                                       $         -   $         2
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


Date Amended:  May 5, 1998

                                                 /s/Fred J. Kupel
                                                 ----------------
                                                 Fred J. Kupel
                                                 Vice President - Finance and
                                                 Chief Financial Officer