Form 10-Q
period 1997-09-30
ENCORE GROUP INC
filed 1998-05-08
CIK 276259

SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549


                                 FORM 10-Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



          For the Six Months Ended                   Commission File Number
             September 30, 1997                               0-4563



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

                                 Part I, Item I
                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    As of September 30, 1997 and December 31, 1996
                        (In thousands, except share data)

                                                  September 30,  December 31,
                                                       1997          1996
                                                   ------------  ------------
                                                          (Unaudited)
                                  ASSETS
CURRENT ASSETS
    Cash                                            $        2   $        10
    Accounts receivable                                      -            (1)
    Inventory                                                -             -
    Prepaid expenses                                         6            10
                                                   ------------  ------------
       Total current assets                                  8            19
                                                   ------------  ------------

NON-CURRENT ASSETS
    Land held for sale                                       -            15
    Fixed assets, net                                        -             -
    Goodwill, net                                            -             -
                                                   ------------  ------------
                                                             -            15
                                                   ------------  ------------
Total assets                                       $         8   $        34
                                                   ============  ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable                               $       270   $       275
    Accrued liabilities                                     38            19
    Note payable                                             -             -
                                                   ------------  ------------
        Total current liabilities                          308           294

PENSION LIABILITIES                                        248           267

        Total liabilities                                  556           561
                                                   ------------  ------------
STOCKHOLDERS' DEFICIT
    Common stock without par value,
         9,820 outstanding                               6,113         6,113
    Additional paid-in capital                          20,975        20,975
    Retained deficit                                   (27,479)      (27,458)
    Pension liability adjustment                          (157)         (157)
                                                   ------------  ------------
       Total stockholders' deficit                        (548)         (527)

    Total liabilities and stockholders' deficit    $         8   $        34
                                                   ============  ============

                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the periods ended September 30, 1997 & 1996
                 (In thousands, except share and per share data)


                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                        ------------------   ------------------
                                          1997      1996       1997      1996

                                           (unaudited)          (unaudited)
                                        --------  --------   --------  --------
SALES                                   $     -   $    77    $     -   $   737

LESS COST OF SALES                            -        86          -       535
                                        --------  --------   --------  --------
GROSS PROFIT                                  -        (9)         -       202

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES                    13       116         23       496
                                        --------  --------   --------  --------

  Operating income (loss)                   (13)     (125)       (23)     (294)
NON-OPERATING REVENUES &
       EXPENSES
    Other income                              3         -          3         -
    Other expense                             -        (5)         -       (15)
    Interest expense                          -        (3)         -       (10)

Total non-operating
       revenues & expenses                    -        (8)         -       (25)
                                        --------  --------   --------  --------

NET INCOME (LOSS)                       $   (10)  $  (133)   $   (20)  $  (319)
                                        ========  ========   ========  ========
PER SHARE
    Net income (loss) per share         $ (1.10)  $(13.54)   $ (2.07)  $(32.48)
                                        ========  ========   ========  ========
Average common
       shares outstanding                 9,820     9,820      9,820     9,820
                                        ========  ========   ========  ========

Note: Number of shares outstanding and (loss) per share are restated to show effect of reverse stock split of April 23, 1996.

                             THE ENCORE GROUP, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the nine months ended September 30, 1997 & 1996
                                 (In thousands)


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                        1997          1996
                                                    ------------  ------------
                                                           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $       (20)  $      (319)
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
       Depreciation                                           -            10
       Amortization of goodwill                               -            18
       Loss on disposal of assets                             -             -
       Accounts receivable                                    -             4
       Inventory                                              -            68
       Prepaid expenses and other                             -            33
       Accounts payable                                      (4)           66
       Accrued liabilities                                    -           (11)
                                                    ------------  ------------
       Net cash provided by operating activities            (16)           (8)
                                                    ------------  ------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
    Collections on notes and mortgage receivable              -             -
    Proceeds from sale of fixed assets                       14             -
    Purchase of fixed assets                                  -             -
                                                     ------------  ------------
Net cash provided by (used in) investing activities           -             -
                                                     ------------  ------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
    Net borrowings (payments) related to line of credit       -             -
    Principal payments on notes payable                       -            (3)
                                                     ------------  ------------
    Net cash used in financing activities                     -            (3)
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH                              (2)            5

CASH, beginning of period                                     4             8
                                                     ------------  ------------
CASH, end of period                                  $        2    $       13
                                                     ============  ============
INTEREST PAID                                        $        -    $       10
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