Form 10-K
period 1997-12-31
ENCORE GROUP INC
filed 1998-07-20
CIK 276259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended: December 31, 1997

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

        State issuer's revenues for its most recent fiscal year:  $0

        State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: nil aggregate market value as of December 31, 1996, based on the fact that no stock was traded.

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,011 shares of Common Stock, without par value, on June 23, 1998

                                   ----------

The total number of pages contained in this Form 10-K is 29.
The Exhibit Index is located at sequentially numbered page 15.

                               INDEX TO FORM 10-K

                      For the year ended December 31, 1996



                                     PART I                          Page
                                                                     ----

Item 1.     Business                                                   3

Item 2.     Properties                                                 4

Item 3.     Legal Proceedings                                          4

Item 4.     Submission of Matters to a Vote of Security Holders        4


                                 PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                        5

Item 6.     Selected Financial Data                                    6

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7

Item 8.     Financial Statements and Supplementary Data                7

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                        7


                                PART III

Item 10.    Directors and Executive Officers of the Registrant         8

Item 11.    Executive Compensation                                     9

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                10

Item 13.    Certain Relationships and Related Transactions            10


                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                               11

Index to Exhibits                                                     13
Financial Statements                                                  14

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Company Overview
----------------

         Registrant's only operating subsidiary, VDO-Pak, Inc., Port Orange, Florida, ceased operations in August 1996. Registrant ceased operations in November 1996. Subsequently, on February 28, 1997, Encore vacated its leased premises at 4800 SW Macadam, Suite 100, Portland, Oregon. Encore currently utilizes a post office box and a telephone voice messaging service for its communications. Management currently is attempting to complete the resolution of various creditor disputes in order to create a stable going-concern basis for the Company. In March of 1998 the Company acquired an operating activity, Parsons Industries, Inc. ("Parsons") of Ashland, Oregon. Parsons is a secondary wood products manufacturer doing business under the trade style Parsons Pine. Parsons is currently operating at a modest loss.

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

Efforts to Revive the Business.
------------------------------

         Open claims with the Internal Revenue Service and the Pension Benefit Guarantee Corporation have been resolved. Certain creditors of VDO-Pak, Inc, have settled their claims against the Company. Discussions are continuing with other creditors. Management is attempting at this time to secure sufficient working capital to support the continuing activities of the Company.

         The operation of Parsons is expected to provide some working capital at such time that the subsidiary is profitable.

         There is no assurance that adequate working capital will be available.


ITEM 2. DESCRIPTION OF PROPERTIES

         The company has no facilities or premises.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None
                                       4

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock:
                                   1997                1996
                              ---------------     ---------------
                               High      Low       High      Low
                              -----     -----     -----     -----
          First Quarter          Not traded       $0.05     $0.05
          Second Quarter         Not traded          Not traded
          Third Quarter          Not traded          Not traded
          Fourth Quarter         Not traded          Not traded



         No dividends have been paid since a 1983 stock dividend, and no cash or other dividends are contemplated for the foreseeable future.

         As of June 23, 1997, there were 211 record holders of the Registrant's common stock holding 17,011 shares.

ITEM 6. SELECTED FINANCIAL DATA

             (In thousands, except shares and per share amounts)

                          1997        1996        1995        1994        1993        1992
                        --------    --------    --------    --------    --------    --------
Sales                   $     0     $   749     $ 2,015     $ 3,113     $ 2,919     $ 3,590
                        ========    ========    ========    ========    ========    ========

Net income (loss)           (50)    $   693     $  (384)    $    55     $  (193)    $   134 (1)
                        ========    ========    ========    ========    ========    ========

Net income (loss) per
  common share: (1)     $ (5.09)    $ 70.57     $(39.10)    $  5.60     $(19.65)    $ 13.65
                        ========    ========    ========    ========    ========    ========

Common shares(pro forma)  9,820       9,820       9,820       9,820       9,820       9,802
                        ========    ========    ========    ========    ========    ========

Cash                          2     $    10     $     8     $    31     $    30     $    36
Fixed assets, net             0          15           8          19          42          59
Other assets                  0           9       1,036       1,304       1,391       1,630
                        --------    --------    --------    --------    --------    --------

   Total assets               2     $    34     $ 1,052     $ 1,354     $ 1,463     $ 1,725
                        ========    ========    ========    ========    ========    ========

Current liabilities         322     $   294     $ 1,709     $ 1,645     $ 1,849     $ 1,918
Pension liability             0         267         248         176         105         105
                        --------    --------    --------    --------    --------    --------

    Total liabilities       322     $   561     $ 1,957     $ 1,821     $ 1,954     $ 2,023
                        ========    ========    ========    ========    ========    ========
Total
  stockholders deficit     (320)    $  (527)    $  (905)    $  (467)    $  (491)    $  (298)
                        ========    ========    ========    ========    ========    ========

Cash dividends per common
  share                 $  -        $  -        $  -        $  -        $  -        $   -
                        ========    ========    ========    ========    ========    ========


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company has been inoperative since November 1996. To date the Company's major shareholder has attempted to revive the Company by settling outstanding claims and seeking opportunities for working capital and viable business activities. Outstanding claims by the Internal Revenue Service and the Pension Benefit Guarantee Corporation have been settled and creditor settlements are in process. In March 1998 Parsons Industries, Inc. was aquired for common stock of the Registrant and is expected to contribute cash flow to the parent organization.

         In June 1998 the Company leased a small office location in Tigard, Oregon.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this Item are included on pages F-1 to F-16 of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant's Restated Articles of Incorporation and Bylaws provide for a Board of Directors consisting of not less than three nor more than seven directors, with the exact number within this range to be determined from time to time only by the Board of Directors. The current number of directors is six. All directors stand for election annually. Officers are elected to a term of one year or less, serve at the pleasure of the Board of Directors, and are entitled only to such compensation as is fixed by the Board.

         The Directors and Executive Officers of the Registrant as of December 31, 1995, are as follows:

                      Director  Officer    Positions and/or
Name                  Since     Since      Offices Held                     Age

Bruce L. Engel        1988      1991       Director; President and           58
                                           Chief Executive

Teri E. Engel         1989      1989       Director; Corporate Secretary     49

Robert G. Fligg       1988        -        Director                          49

Fred J. Kupel         1995      1998       Director; Vice President of       69
                                           Finance and Chief Financial
                                           Officer, Assistant Secretary

Robert J. Gardiner    1998        -        Director                          58

Michael J. Rasmussen  1998        -        Director                          37


         The following family relationships exist among the directors or executive officers: Bruce L. Engel and Teri E. Engel are husband and wife; Mr. Fligg's spouse is a niece of Mr. Engel.

         Mr. Engel was elected President and Chief Executive Officer on March 19, 1991. Mr. Engel's principal employment was as President and Chief Executive Officer of WTD Industries, Inc., Portland, Oregon, from its inception in 1983 until his retirement in 1998.

         Ms. Engel has been a director and Secretary of the Company since 1989.

         Mr. Fligg was employed by Dee Forest Products, Inc. from March 1991 to July 1997 as Chief Financial Officer. Subsequently, Mr. Fligg has served Advanced Navigation & Positioning Corporation as Chief Financial Officer. Both firms are in Hood River, Oregon. He was employed as an officer of Registrant from 1988 to 1991.

         Mr. Gardiner is the 1958 founder and subsequent President of MRK Investments, which specializes in residential and commercial real estate and property management. He was employed by WTD Industries, Inc. from 1985 to 1998 as Corporate Pilot. Mr. Gardiner is a licensed Commercial Pilot holding an Airline Transport Pilot's rating in fixed wing and rotorcraft.

         Mr. Kupel has been an independent management consultant for over ten years. Prior to 1989 he served as Chief Financial Officer and Corporate Development Officer for various public and private corporations. He has served the Company as a consultant since 1993.

         Mr. Rasmussen is the President of Parsons Industries, Inc., a secondary wood products company located in Ashland, Oregon. Parsons Industries, Inc. is a wholy-owned subsidiary of Registrant. Prior to his position with Parsons Industries, Inc. Mr. Rasmussen served for one year as a Business Development Executive with GE Capital specializing in small business. For the 14 prior years Mr. Rasmussen worked in lending and management positions with Bank of America and U.S.National Bank of Oregon.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
--------------------------

         The following table shows the cash and non-cash compensation paid during 1997 to the company's Chief Executive Officer. Directors received no compensation for their services in 1997.

                                                                        Long Term
                                                                       Compensation
                                                                          Awards
                                       Annual Compensation(1)      --------------------
                                   ------------------------------  Number of Securities
    Name and Principal Position     Year    Salary($)   Bonus($)    Underlying Options
  -------------------------------  ------  ----------  ----------  --------------------
Bruce L. Engel                     1997      0           0           0
  President and                    1996      0           0           0
  Chief Executive Officer          1995      0           0           0

No executive officer received cash compensation in 1997 in excess of $100,00.


Option Grants in Last Fiscal Year
---------------------------------

a).  No options were granted in 1997.


                        Options      Percent of    Exercise   Expiration
      Name              Granted     Total Options    Price       Date
     -----            -----------   -------------  --------   ----------
b.)  Option Plan Grants in 1998 (remainder of grants under old Plan):

Bruce L. Engel           1,000           8.7       $10.00      4/20/2008
Teri E. Engel               80            .7       $10.00      4/20/2008
Robert G. Fligg             80            .7       $10.00      4/20/2008
Robert J.Gardiner           80            .7       $10.00      4/20/2008
Fred J. Kupel               80            .7       $10.00      4/20/2008
Michael J. Rasmussen        80            .7       $10.00      4/20/2008

c.) Options granted in connection with the March 31, 1988, acquisition of Parsons Industries, Inc.:

Bruce L. Engel &
  Teri E. Engel            500           4.4       $10.00      4/20/2008
Robert J.Gardiner &
  Brenda J.Gardiner      4,750          41.7       $10.00      4/20/2008
Michael J. Rasmussen     4,750          41.7       $10.00      4/20/2008
                      -----------   -------------  --------   ----------
                        11,400         100.0       $10.00

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows beneficial ownership as of June 23, 1998 of the Company's Common Stock by (i) each director, (ii) each beneficial owner of more than 5 percent of the Common Stock, (iii) the Named Executive Officers and
(iv) all directors and officers as a group. Except as otherwise specifically noted, each person noted below has sole investment and voting power with respect to shares indicated.

                            Amount and Nature
 Beneficial Owner       of Beneficial Ownership(1)    Percent of Class
--------------------    --------------------------    ----------------
Bruce L.Engel                  3,367 (2)                    19.8%
Teri E.Engel                   3,017 (2)                    19.8
Robert G. Fligg                  500                         2.9
Robert J. Gardiner               762                         4.5
Fred J. Kupel                    640                         3.8
Michael J. Rasmussen             750                         4.4

All Directors and
officers as a group
(6 persons)                    5,669                        35.4


Union Bank of California       1,005 (3)                     5.9%

(1) Beneficial Ownership includes sole voting and investment power as to the shares.
(2) Includes shares held individually by Mr.Engel and shares held jointly with spouse.
(3) As a consequence of the December 6, 1996, Settlement Agreement between the Company, Bruce and Teri Engel, and the Union Bank of California, said Bank received 1,005 shares of common stock previously held by the Engels. The said Bank is using Cede and Co. as a nominee to hold these shares, to the best of the company's knowledge. The Company is unaware of any reports of ownership having been filed by the Union Bank of California.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Fred J. Kupel served the Company as an outside consultant during 1997 and received compensation of $6,000 in the form of 600 shares of common stock. This amount is less than the minimum required for disclosure purposes. The shares were not issued until 1998.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's officers, directors and persons who own more than 10 percent of the Common Stock file with the SEC initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company on Forms 4 and 5. Officers, directors, and greater than 10 percent shareholders of the Company are required by SEC regulations to furnish to the Company copies of all Section 16(a) reports that they file. To the Company's knowledge, based solely on reviews of such reports furnished to the Company and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during the fiscal year ended December 31, 1997.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

         The following financial statements of the Registrant are contained in this report:


         INDEPENDENT AUDITOR'S REPORT                            14


         FINANCIAL STATEMENTS

         Balance sheets                                          15
         Statements of operations                                16
         Statements of retained deficit                          17
         Statements of cash flow                                 18
         Notes to financial statements                           19



(a)(2)   Exhibits:

Exhibit  Description

           27          Financial Data Schedule(1)

(b) Reports on Form 8-K. A current report on Form 8-K, describing the acquisition of Parsons Industries, Inc. and a Board Resolution approving a quasi-reorganization of the Company was filed April 20, 1998.
----------
           (1) This schedule has been submitted in the electronic form prescribed by EDGAR.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE ENCORE GROUP, INC.



Date:  7/17/98              /s/ Bruce L. Engel
                            Bruce L. Engel
                            President, Principal Executive Officer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the followed persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  7/17/98              Kenneth L. Wright
                            Executive Vice President and Chief Financial Officer
                            Mr. Wright resigned as an Officer and Director as of December 15, 1997


Date:  7/17/98              /s/ Bruce L. Engel
                            --------------------
                            Bruce L. Engel
                            Director


Date:  7/17/98              /s/ Fred J. Kupel
                            --------------------
                            Fred J. Kupel
                            Director


Date:  7/17/98              /s/ Robert G. Fligg
                            --------------------
                            Robert G. Fligg
                            Director


Date:  7/17/98              /s/ Teri E. Engel
                            --------------------
                            Teri E. Engel
                            Secretary and Director

                             THE ENCORE GROUP, INC.

                               INDEX TO EXHIBITS

27  Financial Data Schedule

    This schedule has been submitted in the electronic form prescribed by EDGAR.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
The Encore Group, Inc.


We have audited the accompanying balance sheet of The Encore Group, Inc. as of December 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

Because we were not engaged to audit the statement of income and retained earnings, and cash flows, we did not extend our auditing procedures to enable us to express an opinion on results of operations and cash flows for the year ended December 31, 1997. Accordingly, we express no opinion on them.

In our opinion, the combined balance sheet presents fairly, in all material respects, the financial position of The Encore Group, Inc. as of December 31, 1997.

The accompanying balance sheet has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, under existing circumstances, there is substantial doubt about the ability of The Encore Group, Inc. to continue as a going concern at December 31, 1997. Management's plans in regard to that matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/Moss Adams LLP
                                                  -----------------
                                                  MOSS ADAMS


Beaverton, Oregon
February 19, 1998

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                        DECEMBER 31,
                                                  1997             1996
                                               -----------       ----------
                                                (Audited)        (Unaudited)
ASSETS

CURRENT ASSETS
     Cash                                      $        2        $       10
     Accounts receivable, net                           0                (1)
     Inventory                                          0                 0
     Prepaid expenses                                   0                10
                                               -----------       ----------

                  Total current assets                  2                19
                                               -----------       ----------

NON-CURRENT ASSETS
     Land held for sale                                 0                15
     Fixed assets, net                                  0                 0
     Goodwill, net                                      0                 0
                                               -----------       ----------

                                                        0                15
                                               -----------       ----------

     Total assets                              $        2        $       34
                                               ===========       ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                          $      269        $      275
     Accrued liabilities                               41                19
     Note payable                                      12                 0
                                               -----------       ----------

                  Total current liabilities           322               294

PENSION LIABILITIES                                     0               267
                                               -----------       ----------

                  Total liabilities                   322               561
                                               -----------       ----------

STOCKHOLDERS' DEFICIT
     Common stock  without  par  value,
       50,000 authorized,
       9,802 outstanding                            6,113             6,113
     Series B Preferred stock $100 par value
       5,000 authorized, 1,000 outstanding            100
     Additional paid-in capital                    20,975            20,975
     Retained deficit                             (27,508)          (27,458)
     Pension liability adjustment                     -                (157)
                                               -----------       -----------

                  Total stockholders' deficit        (320)             (527)
                                               -----------       -----------

     Total liabilities and
          stockholders' deficit                $        2        $       34
                                               ===========       ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)





                                                                        YEAR ENDED DECEMBER 31,
                                                                 1997             1996             1995
                                                              (Audited)       (Unaudited)       (Audited)
SALES                                                        $     -          $     749        $   2,015

LESS COST OF SALES                                                 -                756            1,283
                                                             ----------       ----------       ----------

GROSS PROFIT                                                       -                 (7)             732
                                                             ----------       ----------       ----------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES                          65              339              808
                                                             ----------       ----------       ----------

         Operating income (loss)                                   (65)            (346)             (76)
                                                             ----------       ----------       ----------

NON-OPERATING REVENUES & EXPENSES
     Gain on pension settlement                                     12
     Other income                                                    3               -                -
     Write-down of real estate investment                          -                 -               (45)
     Settlement of note payable and adjustments                                   1,049
     Other expense                                                 -                 -              (112)
     Interest expense                                              -                (10)           (151)
                                                             ----------       ----------       ----------
         Total non-operating revenues & expenses                    15            1,039             (308)
                                                             ----------       ----------       ----------

NET INCOME (LOSS)                                           $      (50)       $     693        $     (384
                                                             ==========       ==========       ==========

PER SHARE
     Net income (loss) per share                             $   (5.09)       $   70.57        $  (39.10)
                                                             ==========       ==========       ==========

     Average common shares outstanding                           9,820            9,820            9,820 (1)
                                                             ==========       ==========       ==========

(1) Pro forma after 1:500 reverse stock split.


       The accompanying notes are an integral part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (In thousands, except share amount)





                                         COMMON STOCK         PREFERRED STOCK     ADDITIONAL                 PENSION
                                    OUTSTANDING            OUTSTANDING             PAID-IN     RETAINED     LIABILITY
                                      SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      DEFICIT     ADJUSTMENT      TOTAL

Balance, December 31, 1993          6,112,848   $  6,113         -           -        20,975     (27,507)         (72)       (491)

    Net income for 1994                    -          -          -           -            -           55           -           55

    Pension liability adjustment           -          -          -           -            -           -           (31)        (31)
                                   -----------  ---------  ----------  ---------  ----------- -----------   ----------   ---------

Balance, December 31, 1994          6,112,848   $  6,113         -           -        20,975     (27,452)        (103)       (467)

    Net loss for 1995                      -          -          -           -            -         (384)          -         (384)

    Pension liability adjustment           -          -          -           -            -           -           (54)        (54)
                                   -----------  ---------  ----------  ---------  ----------- -----------   ----------   ---------

Balance, December 31, 1995          6,112,848   $  6,113         -           -    $  20,975   $  (27,836)   $    (157)   $   (905)

    Net gain for 1996                      -          -          -           -            -          378           -          378
                                   -----------  ---------  ----------  ---------  ----------- -----------   ----------   ---------

Balance, December 31, 1996 (1)          9,820   $  6,113         -           -    $  20,975   $  (27,458)   $    (157)   $   (527)

    Net loss for 1997                      -          -     100,100    $    100          -           (50)         157         207
                                   -----------  ---------  ----------  ---------  ----------- -----------   ----------   ---------

Balance, December 31, 1997 (1)          9,820   $  6,113    100,000    $    100   $  20,975    $ (27,508)   $      -     $   (320)
                                   ===========  =========  ==========  =========  ==========  ===========   ==========   =========

----------
(1)  Number of shares after reverse stock split.

       The accompanying notes are an integral part of these consolidated financial statements.

                      THE ENCORE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                              YEAR ENDED DECEMBER 31,
                                                               1997    1996    1995
                                                              ------  ------  ------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
  Net income (loss)                                           $ (50)  $ 693   $(384)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Gain on settlement of pension liability                   (11)
      Gain on disposal of land                                   (3)
      Depreciation                                                        6      13
      Allowance for stockholder receivable                                -      75
      Amortization of goodwill                                            -      25
      Pension liability adjustment                                        -     (54)
      Loss (gain) on disposal or writedown of assets                      -      45
      Accounts receivable                                        (1)    292      64
      Inventory                                                         200     105
      Prepaid expenses and other                                  4      13      29
      Accounts payable                                           (6)    (96)     97
      Pension liability                                                  19      72
      Accrued liabilities                                        29     (81)     (3)
                                                              ------  ------  ------

         Net cash provided by operating activities              (38)  1,046      84
                                                              ------  ------  ------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
  Loan to stockholder                                                     -     (75)
  Proceeds from sale of fixed assets                             18      (8)      -
  Purchases of fixed assets                                               -      (2)
  Closure of facilities, net                                            202
                                                              ------  ------  ------

         Net cash provided by (used in) investing activities     18     194     (77)
                                                              ------  ------  ------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
  Settlement of note payable                                         (1,238)
  Principal payments on notes payable                                     -     (30)
  Proceeds from short-term notes payable                         12
                                                              ------  ------  ------

         Net cash used in financing activities                   12  (1,238)    (30)
                                                              ------  ------  ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (8)      2     (23)

CASH AND CASH EQUIVALENTS, beginning of year                     10       8      31

CASH AND CASH EQUIVALENTS, end of year                        $   2   $  10   $   8
                                                              ======  ======  ======

INTEREST PAID                                                 $   -   $  10   $ 151
                                                              ======  ======  ======


       The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business and organization - The Company has not operated since August, 1996, at which time the Company ceased operations of its only wholly owned subsidiary, VDO-Pak, Inc. Subsequent to the closure of VDO-Pak, Inc., the Company has been involved in various creditor disputes, as described below. As shown on the accompanying balance sheet the Company has minimal assets and a net deficit in equity of $320,540. During the year ended March 31, 1997 and subsequent to year-end, the Company's management has developed a plan to improve the Company's financial
         position.   The  plan  includes  efforts  to  resolve  creditor  issues associated with the Company's pension plan and the creditors of VDO-Pak. A discussion of the steps taken regarding the pension plan and the VDO-Pak creditors is included in notes two and three, respectively. Additionally, as described below in note three, the Company has acquired Parsons Pine in March of 1998. Parsons Pine is a lumber remanufacturing operation which is currently operating at a modest loss.

         The ability of the Company to continue as a going concern is dependent upon the achievement of management's plan and an improvement in the profitability of the Parsons Pine facility. No adjustments have been made to the financial statements should the Company be unable to continue as a going concern.


         Cash and cash equivalents - The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk associated with its cash and cash equivalents.


         Use of estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.

NOTE 2    -       RETIREMENT PLAN

         The Company has a noncontributory defined benefit retirement plan covering certain former corporate employees. During 1990, the Company froze the participation in the plan with the intention of eventually terminating the plan. As of December 31, 1997, the Company was unable to meet its obligations under the retirement plan. Additionally, the Company was unable to pay excise taxes imposed by the Internal Revenue Service (IRS) which were based on the accumulated funding deficiency of the plan. As such, the Company sought relief from the Pension Benefit Guaranty Corporation (PBGC) and the IRS. Subsequent to year end a settlement was reached with the PBGC, by which the plan was terminated and the Company was relieved of its liability. The settlement required the company to issue to the PBGC one thousand shares of the Company's Series B preferred stock, with a $100 par value, options to acquire one thousand shares of the Company's common stock at $10 per share and warrants to acquire one thousand of the Company's stock at $100 per share.

         The Company also reached a settlement with the IRS which required the Company to pay ten percent of the excise taxes assessed for the plan years ended December 31, 1993, 1994, 1995 and 1996. The final amount to be paid was $40,613. The settlements with the PBGC and IRS have been treated as final as of December 31, 1997, and the related impact on shareholders' equity, accrued liabilities and net income have been reflected on the December 31, 1997, balance sheet.



NOTE 3   -        SUBSEQUENT EVENTS

         Subsequent to year end, the company entered into a settlement with certain creditors of VDO-Pak, Inc., a Florida corporation. Those creditors represent substantially all of the outstanding trade accounts payable of the Company at December 31, 1997. The creditors were offered a cash amount equaling ten percent of the balance due, before interest and service charges, and Series B preferred shares, with a par value $100 per share. The number of preferred shares issued was determined by dividing the remaining debt, after the ten percent cash payment, by $100. The estimated number of shares to be issued to all creditors is estimated to be 1,640.

NOTE 3   -        SUBSEQUENT EVENTS (continued)

         In April, 1998 the Company finalized a stock for stock acquisition of all the outstanding shares of Parsons Industries, Inc. Parsons Industries, Inc. operates a facility in Southern Oregon, which remanufactures pine lumber. Parsons' primary assets consist of accounts receivable, inventory and fixed assets. Based on unaudited internal financial statements, assets and liabilities at March 31, 1998 were approximately $2,864,000 and $2,728,000, respectively. Gross sales for the year ended December 31, 1998 are estimated to approximate $6,500,000. Management has estimated the results of Parsons' operations for the year ended December 31, 1998 to be at break-even. The terms of the acquisition agreement called for a one-for-one exchange of the Company's common stock for 6,500 of Parsons 16,500 shares and the issuance of options for 10,000 shares of the Company's common stock in exchange for the remaining 10,000 shares of Parsons stock. The options issued have an exercise price of $10 per share.



NOTE 4   - INCOME TAXES

         Statement of Financial Accounting Standard (SFAS) Number 109, "Accounting for Income Taxes," mandates the assets and liability approach to determine the income tax provision or benefit. Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences in the carrying value of assets and liabilities for financial reporting and income tax purposes. There was no income tax benefit or provision recorded in the current period.

         As of March 31, 1997, the Company had a remaining federal net operating loss carryforward (NOL) of approximately 14,200,000 expiring in 1998 through 2011. Management has assessed the likelihood of utilizing the NOL as low, and as such, has placed a valuation allowance of 100% against the benefits associated with this NOL.